Form 10-Q
period 1993-12-31
QUAKER OATS CO
filed 1994-02-11
CIK 81371

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


	FORM 10-Q


	X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


	For the quarterly period ended December 31, 1993


	_ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


	For the transition period from ____ to ____


	Commission file number 1-12


	THE QUAKER OATS COMPANY
	(Exact name of registrant as specified in its charter)


	New Jersey	36-1655315
	(State or other jurisdiction of  	(I.R.S. Employer
	incorporation or organization) 	Identification No.)

	Quaker Tower
	P.O. Box 049001	Chicago, Illinois	60604-9001
	(Address of principal executive office)	(Zip Code)


(312) 222-7111
	(Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.


	YES   XX         NO _____


   The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on January 31, 1994, was 66,946,126.



PAGE 2






	THE QUAKER OATS COMPANY AND SUBSIDIARIES
	INDEX TO FORM 10-Q



	Page
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

      Condensed Consolidated Statements of Income
      and Reinvested Earnings for the Six and Three Months
      Ended December 31, 1993 and 1992	3-4

      Condensed Consolidated Balance Sheets as of
      December 31, 1993 and June 30, 1993	5

      Condensed Consolidated Statements of Cash
      Flows for the Six Months Ended
      December 31, 1993 and 1992	6

      Net Sales and Operating Income by Segment for the
      Six and Three Months Ended December 31, 1993 and 1992	7

      Notes to Condensed Consolidated Financial Statements	8-9

    Item 2 - Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations	10-13

PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote
                 of Security-Holders	14
    Item 6 - Exhibits and Reports on Form 8-K	15

SIGNATURES	16

EXHIBIT INDEX

EXHIBIT 11


PAGE 3

	THE QUAKER OATS COMPANY AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	AND REINVESTED EARNINGS (UNAUDITED)

	Dollars in Millions
	(Except Per
	Share Data)

	Six Months Ended
	December 31
	1993	1992
Net sales	$2,888.2	$2,826.9
Cost of goods sold	  1,421.6	  1,418.0
Gross profit	1,466.6	1,408.9

Selling, general and administrative expenses	1,176.6	1,136.5
Interest expense - net	36.7	33.2
Other expense - net	      30.0	      43.3
Income before income taxes and cumulative effect of
  accounting changes	223.3	195.9
Provision for income taxes	      89.1	      79.5
Income before cumulative effect of accounting changes	134.2	116.4
Cumulative effect of accounting changes - net of tax	         --	   (115.5)

Net income	134.2	0.9

Preferred dividends - net of tax	       2.0	       2.1
Net Income Available for Common 	$  132.2	$    (1.2)

Per Common Share:
  Income before cumulative effect of accounting changes	$    1.94	$    1.58
  Cumulative effect of accounting changes	         --	     (1.59)
  Net income	$    1.94	$   (0.01)
  Dividends declared	$    1.06	$    0.96

Average Number of Common Shares
  Outstanding (in thousands)	  68,216	  72,418

Reinvested Earnings:
  Balance beginning of period	$1,190.1	$1,162.3
  Net income	134.2	0.9
  Dividends	(72.5)	(70.5)
  Common stock issued for stock purchase and incentive
    plans	       (1.5)	       (1.5)
  Balance end of period	$1,250.3	$1,091.2

	See accompanying notes to the condensed consolidated financial statements.


PAGE 4

	THE QUAKER OATS COMPANY AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	AND REINVESTED EARNINGS (UNAUDITED)

	Dollars in Millions
	(Except Per
	Share Data)

	Three Months Ended
	December 31
	1993	1992
Net sales	$1,353.9	$1,332.7
Cost of goods sold	    672.0	    677.5
Gross profit	681.9	655.2

Selling, general and administrative expenses	576.6	553.8
Interest expense - net	22.4	15.3
Other expense (income) - net	      12.5	      (5.9)

Income before income taxes 	70.4	92.0
Provision for income taxes	      27.6	      35.8

Net income	42.8	56.2

Preferred dividends - net of tax	       1.0	       1.0
Net Income Available for Common 	$    41.8	$    55.2

Per Common Share:
  Net Income	$    0.63	$    0.77
  Dividends Declared	$    0.53	$    0.48

Average Number of Common Shares
  Outstanding (in thousands)	 67,409	 72,028

Reinvested Earnings:
  Balance beginning of period	$1,244.8	$1,071.2
  Net income	42.8	56.2
  Dividends	(36.0)	(34.7)
  Common stock issued for stock purchase and incentive
    plans	       (1.3)	       (1.5)
  Balance end of period	$1,250.3	$1,091.2

	See accompanying notes to the condensed consolidated financial statements.


PAGE 5

	THE QUAKER OATS COMPANY AND SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEETS
	(UNAUDITED)
Dollars in Millions	December 31 	June 30
Assets	1993	1993
Current Assets:
  Cash and cash equivalents	$     75.7	$     61.0
  Trade accounts receivable - net of allowances	395.6	478.9
  Inventories:
    Finished goods	216.7	241.5
    Grains and raw materials	69.9	73.1
    Packaging materials and supplies	       35.2	       39.4
      Total inventories	321.8	354.0
  Other current assets	     198.1	     173.7
      Total Current Assets	991.2	1,067.6
Other Receivables and Investments	86.2	88.8
Property, plant and equipment	2,100.4	2,059.2
Less accumulated depreciation	     878.4	     831.0
    Property - Net	1,222.0	1,228.2
Intangible Assets - Net of Amortization	     505.8	     431.3
       Total Assets	$2,805.2	$2,815.9

Liabilities and Shareholders' Equity
Current Liabilities:
  Short-term debt 	$   285.0	$   128.0
  Current portion of long-term debt	53.9	48.9
  Trade accounts payable	317.8	391.6
  Other current liabilities	     423.9	     536.6
      Total Current Liabilities	1,080.6	1,105.1
Long-term Debt	708.4	632.6
Other Liabilities	469.4	426.2
Deferred Income Taxes	96.3	89.5
Preferred Stock, no par value, authorized
  1,750,000 shares; issued 1,282,051 of
  $5.46 cumulative convertible shares
  (liquidating preference $78 per share)	100.0	100.0
Deferred Compensation	(83.5)	(85.9)
Treasury Preferred Stock, at cost, 41,897 shares and
  34,447 shares, respectively	(3.4)	(2.7)

Common Shareholders' Equity:
  Common stock, $5 par value, authorized
    200,000,000 shares; issued 83,989,396 shares	420.0	420.0
  Reinvested earnings	1,250.3	1,190.1
  Cumulative translation adjustment	(68.9)	(65.4)
  Deferred compensation	(144.4)	(154.0)
  Treasury common stock, at cost, 17,083,563
    shares and 14,533,157 shares, respectively	 (1,019.6)	    (839.6)
     Total Common Shareholders' Equity	     437.4	     551.1
        Total Liabilities and Shareholders' Equity	$2,805.2	$2,815.9

	See accompanying notes to the condensed consolidated financial statements.


PAGE 6

	THE QUAKER OATS COMPANY AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(UNAUDITED)
	Dollars in Millions

	Six Months Ended
	December 31
	1993	1992

Cash Flows from Operating Activities:
  Net income	$134.2	$     0.9
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Cumulative effect of accounting changes	--	115.5
      Depreciation and amortization	88.8	78.7
      Deferred income taxes and other items	8.4	(21.1)
      Restructuring charges and gains on divestitures - net	--	30.9
      Loss on disposition of property and equipment	6.8	4.8
      Decrease in trade accounts receivable	45.0	105.0
      Decrease in inventories	18.8	41.6
      (Increase) in other current assets	(29.2)	(47.8)
      (Decrease) in trade accounts payable	(53.4)	(65.9)
      (Decrease) in other current liabilities	(91.9)	(62.6)
      Change in deferred compensation	12.0	8.4
      Other items	   49.2	   51.9
        Net Cash Provided by Operating Activities	 188.7	 240.3

Cash Flows from Investing Activities:
  Additions to property, plant and equipment	(75.9)	(84.7)
  Change in other receivables and investments	(5.3)	(8.2)
  Purchase and sale of property and businesses - net	  (89.6)	   25.8
        Net Cash Used in Investing Activities	(170.8)	 (67.1)

Cash Flows from Financing Activities:
  Cash dividends	(72.5)	(70.5)
  Increase in short-term debt	157.0	8.2
  Proceeds from long-term debt	145.0	--
  Reduction of long-term debt	(63.6)	(36.4)
  Issuance of common treasury stock	5.0	9.7
  Repurchases of common stock	(192.7)	(107.0)
  Repurchases of preferred stock	     (0.7)	    (0.6)
        Net Cash Used in Financing Activities	   (22.5)	(196.6)

Effect of Exchange Rate Changes on Cash and Cash
  Equivalents	     19.3	    10.0

Net Increase (Decrease) in Cash and Cash Equivalents	    14.7	   (13.4)

Cash and Cash Equivalents - Beginning of Year	    61.0	    95.2
Cash and Cash Equivalents - End of Quarter	$  75.7	$  81.8

	See accompanying notes to the condensed consolidated financial statements.

	THE QUAKER OATS COMPANY AND SUBSIDIARIES
	NET SALES AND OPERATING INCOME BY SEGMENT
	(UNAUDITED)

	Dollars in Millions

	Net Sales	Operating Income


	Six Months	Six Months
		Ended	Ended
			December 31	December 31
	1993	1992	1993	1992
	U.S. and Canadian
	   Grocery Products	$2,053.3 	$1,893.2	$246.2 	$186.1
	International
	   Grocery Products	    834.9 	    933.7		   45.6 	   59.5
	Total Sales/
	   Operating Income	$2,888.2 	$2,826.9	$291.8 	$245.6

	Less:	General corporate expenses	17.7 	13.9
		Interest expense - net	36.7 	33.2
		Foreign exchange loss - net	   14.1 	     2.6
	Income before income taxes and
	   cumulative effect of accounting changes	$223.3 	$195.9


	Three Months	Three Months
		Ended	Ended
	December 31	December 31
	1993	1992	1993	1992
	U.S. and Canadian
	   Grocery Products	$  925.3	$  869.7	$ 84.6 	$ 76.6
	International
	   Grocery Products	     428.6	    463.0	   25.1 	   39.5
	Total Sales/
	   Operating Income	$1,353.9 	$1,332.7	$109.7 	$116.1

	Less:	General corporate expenses	10.4 	9.1
		Interest expense - net	22.4 	15.3
		Foreign exchange loss (gain) - net	     6.5 	    (0.3)
	Income before income taxes	$ 70.4 	$ 92.0

	THE QUAKER OATS COMPANY AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	(UNAUDITED)
	DECEMBER 31, 1993

Note 1 - Basis of Presentation

The condensed consolidated financial statements include The Quaker Oats Company and its subsidiaries (the "Company"). The condensed consolidated statements of income and reinvested earnings for the six and three-month periods ended December 31, 1993 and 1992, the condensed consolidated balance sheet as of December 31, 1993, and the condensed consolidated statements of cash flows for the six-month periods ended December 31, 1993 and 1992, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of December 31, 1993 and for all periods presented. All adjustments made have been of a normal recurring nature, except for as described below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual report to shareholders for the fiscal year ended June 30, 1993.

The condensed consolidated interim financial statements as of December 31, 1992, and for the six-month period then ended, have been restated for the adoption, retroactive to July 1, 1992, of Financial Accounting Standards Board (FASB) Statement #106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement #109, "Accounting for Income Taxes." The combined cumulative effect of adoption was an after-tax charge of $115.5 million. The incremental effect of adopting FASB Statement #106 on December 31, 1992 six-month operating results was a pretax charge of $7.4 million ($4.6 million after-tax or $.06 per share). Excluding the cumulative effect, the adoption of FASB Statement #109 had no material effect on results.

Certain previously reported amounts have been reclassified to conform to the current presentation.

Note 2 - Litigation

On December 18, 1990, Judge Prentice H. Marshall of the United States District Court for the Northern District of Illinois issued a memorandum opinion stating that the Court would enter judgment against the Company in favor of Sands, Taylor & Wood Co. The Court found that the use of the words "thirst aid" in advertising Gatorade thirst quencher infringed the Plaintiff's rights in the trademark THIRST-AID. On July 9, 1991, Judge Marshall entered a judgment of $42.6 million, composed of $31.4 million in principal, plus prejudgment interest of $10.6 million and fees, expenses and costs of $0.6 million. The order enjoined use of the phrase "THIRST-AID" in connection with the advertising or sale of Gatorade thirst quencher in the United States. The Company subsequently appealed the judgment. On
September 2, 1992, the Court of Appeals for the Seventh Circuit vacated the monetary award component of the District Court's judgment. The appellate court affirmed the finding of infringement, but found that the monetary award was an inequitable "windfall" to the Plaintiff. The case was remanded to the District Court for further proceedings. The Company filed a request for rehearing that was denied. The Company also filed a Petition for Certiorari with the U.S. Supreme Court that was denied. On June 7, 1993, Judge
Marshall issued a judgment on remand of $26.5 million, composed of $20.7 million in principal, prejudgment interest of $5.4 million and fees, expenses and costs of $0.4 million. The Company has appealed this judgment to the Court of Appeals for the Seventh Circuit. The case will be argued on February 24, 1994. Management, with advice from outside legal counsel, has determined that the amount of liability that might ultimately exist in this case will not be material.

	THE QUAKER OATS COMPANY AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	(UNAUDITED)
	DECEMBER 31, 1993

The Company is not a party to any pending legal proceedings that it believes will have a material adverse effect on its financial position or results of operations.

Note 3 - Other Expense

Included in other expense in fiscal 1993 was a $38.6 million restructuring charge for the consolidation of production facilities at a U.S. pet foods plant, a $17.4 million gain on the sale of two businesses in Italy and a $9.7 million charge for cost reduction programs in Europe.

Note 4 - Acquisition

In August 1993, the Company purchased the Near East flavored rice business. Pro forma information was not included because the effect of the acquisition on current-year results was not material.

Note 5 - Long-term Debt and Financing Arrangements

During the first half of fiscal 1994, the Company issued $145.0 million of medium-term notes. The medium-term notes were issued pursuant to an August 1993 prospectus supplement filing with the Securities and Exchange Commission for the intended issuance of $200.0 million of medium-term notes, under a shelf registration covering $600.0 million of debt securities filed with the Commission in fiscal 1990. In addition, in November 1993, the Company replaced its then-existing revolving credit facilities with $350.0 million of new revolving credit financing.

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Six Months Ended December 31, 1993
Compared with Six Months Ended December 31, 1992

Consolidated net sales for the first six months of fiscal 1994 were $2.89 billion, up 2 percent from the first six months of fiscal 1993. Volumes increased 4 percent versus the prior year. The increase in net sales resulted from new product introductions and product mix improvements, significantly offset by negative currency changes. Price increases had a lesser effect on the net sales increase.

U.S. and Canadian Grocery Products sales increased 8 percent to $2.05 billion and volumes were up 6 percent. The increases were related primarily to Gatorade thirst quencher and ready-to-eat cereals partly offset by decreases in Food Service. International Grocery Products sales decreased
11 percent to $834.9 million, reflecting weaker European currencies in relation to the U.S. dollar. Excluding the effect of European currency changes, sales for the first six months of fiscal 1994 would have been $111.8 million higher than the reported amount. Volumes increased 1 percent as increases in Gatorade thirst quencher in Latin America were mostly offset by decreases in pet foods in Europe.

Gross profit margins increased to 50.8 percent from 49.8 percent in the prior year primarily due to product mix improvement and, to a lesser extent, price increases. Although commodity costs have increased, the increases have been offset by cost containment initiatives. Selling, general and administrative (SG&A) expenses rose 4 percent to $1.18 billion and increased slightly as a percentage of sales, mainly due to increases in advertising and merchandising (A&M) expenses. A&M expenses were 27 percent of sales, slightly higher than in the prior year. Cost of goods sold and SG&A expenses for the first six months of fiscal 1993 were restated by $4.0 million and $3.4 million, respectively, for the adoption, retroactive to July 1, 1992, of FASB Statement #106.

Consolidated operating income was $291.8 million in the first six months of fiscal 1994 compared to $245.6 million in the first six months of fiscal 1993. U.S. and Canadian Grocery Products operating income was $246.2 million compared to $186.1 million last year. Fiscal 1993 operating income included a $38.6 million restructuring charge for the consolidation of production facilities at a U.S. pet foods plant. Excluding the restructuring charge, U.S. and Canadian Grocery Products operating income increased
$21.5 million, or 10 percent, due primarily to volume increases in Gatorade thirst quencher partly offset by volume decreases in Food Service.

International Grocery Products operating income decreased to $45.6 million from $59.5 million last year. Fiscal 1993 operating income included a $17.4 million gain on the sale of two businesses in Italy and a $9.7 million charge for cost reduction programs in Europe. Excluding these items, operating income decreased $6.2 million, or 12 percent. The decrease was mainly a result of lower pet food volumes in Europe, reflecting the continuing weak European economy and the retail trade's tight management of inventories.

The Company continues to focus on supply chain and other worldwide efficiency initiatives in order to meet the competitive needs of the business environment. In the pursuit of greater shareholder value, these continuous improvement initiatives could lead to future charges.

Gatorade thirst quencher continues to represent one of the Company's key profitable growth opportunities. The attractiveness of the category has drawn a number of competitors.

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net interest expense of $36.7 million increased $3.5 million from the prior year stemming primarily from the issuance of $145.0 million of medium-term notes and increased commercial paper borrowings in the U.S. Foreign exchange losses increased to $14.1 million from $2.6 million last year. The change resulted primarily from higher foreign currency losses in Brazil, where devaluation of the local currency continued to accelerate, and lower foreign exchange hedge gains in Europe. Changes in the net financing costs for Brazil were partially offset by higher operating income in that country. Through various hedging strategies, the Company will continue to attempt to mitigate the effects of foreign exchange fluctuations on its financial results, except in areas like Brazil where hedging opportunities are limited and costly.

The effective tax rate for the first six months of fiscal 1994 was 39.9 percent compared to 40.6 percent in the first six months of fiscal 1993. Excluding the tax effect of the pet foods restructuring charge, the prior year's effective tax rate was 38.8 percent. The higher U.S. corporate statutory tax rate and a retroactive adjustment to January 1, 1993, required by the new tax legislation, caused the increase in the fiscal 1994 effective rate. The Company has evaluated its deferred tax assets and believes future taxable income will be sufficient to realize these assets. For those deferred tax assets that are not expected to be realized under the `more likely than not' criteria of FASB Statement #109, a valuation allowance has been provided.

Net income for the first six months of fiscal 1994 was $134.2 million versus $0.9 million last year, which included a charge of $115.5 million for the after-tax cumulative effect of adopting both FASB Statement #106 and Statement #109.

Three Months Ended December 31, 1993
Compared with Three Months Ended December 31, 1992

Consolidated net sales for the second quarter of fiscal 1994 were $1.35 billion, up 2 percent from the prior year. Volumes increased 1 percent compared to 1993. The increase in net sales resulted from new product introductions and product mix improvements, significantly offset by negative currency changes. Price increases had a lesser effect on the net sales increase.

U.S. and Canadian Grocery Products sales increased 6 percent to $925.3 million and volumes increased 3 percent, primarily due to increases in Gatorade thirst quencher, ready-to-eat cereals, Van Camp's bean products, Golden Grain rice and pasta products, and Aunt Jemima mixes and syrups, partially reduced by decreases in Food Service. International Grocery Products sales decreased 7 percent to $428.6 million, reflecting weaker European currencies in relation to the U.S. dollar. Volumes decreased 2 percent, as increases in Gatorade thirst quencher in Latin America were more than offset by lower pet food volumes in Europe.

Gross profit margins for the quarter increased to 50.4 percent from 49.2 percent in the prior year primarily due to product mix improvement.
SG&A expenses rose 4 percent to $576.6 million and were higher as a percentage of sales due to higher A&M and general operating expenses.
A&M expenses were 27 percent of sales, slightly higher than in the prior year. Cost of goods sold and SG&A expenses for the second quarter of fiscal 1993 were restated by $2.0 million and $1.7 million, respectively, for the adoption of FASB Statement #106.

Consolidated operating income for the second quarter was $109.7 million compared to $116.1 million in fiscal 1993. U.S. and Canadian Grocery Products operating income was $84.6 million compared to $76.6 million last year, due primarily to improvements in Gatorade thirst quencher, Aunt Jemima products, Golden Grain products and ready-to-eat cereals partly reduced by decreases in Food Service.

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS


International Grocery Products operating income for the second quarter decreased to $25.1 million from $39.5 million in the prior year. Fiscal 1993 operating income included a $17.4 million gain on the sale of two businesses in Italy and a $9.7 million charge for cost reduction programs in Europe. Excluding these items, operating income for the quarter decreased by $6.7 million, or 21 percent, primarily resulting from lower pet food volumes in Europe.

Net interest expense for the second quarter of $22.4 million increased $7.1 million from the prior year. Foreign exchange losses were $6.5 million compared to gains of $0.3 million last year. The $13.9 million increase in net financing costs (interest expense and foreign exchange) for the quarter was primarily due to higher net financing costs in Brazil, lower foreign exchange hedge gains in Europe and the issuance of $145.0 million of medium-term notes in the U.S. Changes in the net financing costs for Brazil were partially offset by higher operating income in that country.

The effective tax rate was 39.2 percent for the second quarter versus 38.9 percent last year primarily due to the increase in the U.S. corporate statutory tax rate.

Liquidity and Capital Resources

The ability to generate funds internally remains one of the Company's significant financial strengths. Net cash provided by operating activities of $188.7 million and $240.3 million for the six months ended December 31, 1993 and 1992, respectively, was well in excess of the Company's dividends and capital expenditures. The decrease in net cash provided by operating activities resulted mainly from changes in working capital items, primarily accounts receivable. The Company has now reached a more optimal level of accounts receivable and future decreases will not be as significant. Capital expenditures for the first six months of fiscal 1994 and 1993 were $75.9 million and $84.7 million, respectively, with no material individual commitments outstanding. The Company anticipates that cash flows from operating activities in fiscal 1994 will exceed working capital requirements, dividends and capital expenditures.

In August 1993, the Company announced its intent to repurchase, from time to time, five million shares of its outstanding common stock through open market purchases and privately negotiated transactions. As of December 31, 1993, 2.7 million shares had been repurchased for $187.4 million.

Short-term and long-term debt (total debt) as of December 31, 1993, increased $237.8 million from June 30, 1993. The total debt-to-total capitalization ratio (total debt divided by total debt plus total equity including preferred stock, net of deferred compensation) was 69.9 percent and 59.0 percent as of December 31, 1993 and June 30, 1993, respectively. The increase in debt resulted primarily from the issuance of $145.0 million of medium-term notes and increased commercial paper borrowings. The medium-term notes were issued pursuant to an August 1993 prospectus supplement filing with the Securities and Exchange Commission for the intended issuance of $200.0 million of medium-term notes, under a shelf registration covering $600.0 million of debt securities filed with the Commission in fiscal 1990. One of the Company's financial objectives is to generate economic value through the use of leverage, while maintaining a solid financial position through strong operating cash flows.

Commercial paper has been the Company's primary source of short-term financing. In November 1993, the Company replaced its then-existing revolving credit facilities with $350.0 million of new revolving credit financing. The available levels of borrowings are adequate to meet the Company's working capital needs.

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Pension and Other Postretirement Benefits

The Company is currently assessing its actuarial assumptions for pension and other postretirement benefits as a result of the general decline in interest rates. These assumptions are used to measure plan assets and obligations for pension and other postretirement benefits. The Company is currently determining the impact, if any, that changes in the assumptions would have on its financial position and annual employee benefits expense.

Pending Accounting Changes

In November 1992, the FASB issued Statement #112, "Employers' Accounting for Postemployment Benefits." The Company has not yet adopted this statement, which must be implemented no later than fiscal 1995. The Company is currently determining the impact this statement will have on its financial position.

	PART II - OTHER INFORMATION

4.	Submission of matters to a vote of security-holders.

(a)	The Company's Annual Meeting of Shareholders was held on
	November 10, 1993. Represented at the Meeting, either in person or by proxy, were 63,761,164 voting shares, of a total 69,880,057 voting shares outstanding. The matters voted upon at the Meeting are described in (c) below.

(c)	(i)	To elect three directors in Class I to serve for three-year terms
		expiring in November 1996 or until their successors are elected and qualified. All nominees are named below.

	-	Kenneth I. Chenault
		Votes For Election - 63,208,517
		Votes Withheld - 	552,647

	-	Thomas C. MacAvoy
		Votes For Election - 63,213,243
		Votes Withheld - 547,921

	-	Walter J. Salmon
		Votes For Election - 63,063,695
		Votes Withheld - 697,469

		There were no votes against, abstentions or broker non-votes with respect to the election of any nominee named above.

	(ii)	To ratify the Board of Directors' appointment of Arthur
		Andersen & Co. as independent public accountants for the Company for fiscal 1994.

		Votes For Proposal - 63,050,267
		Votes Against Proposal - 334,854
		Votes Abstaining - 376,043
		Broker Non-Votes - 0
		Votes Withheld - 0

	(iii)	To amend The Quaker Long Term Incentive Plan of 1990 to
		preserve the Company's tax deduction for all stock options granted under the Plan.

		Votes For Proposal - 59,012,217
		Votes Against Proposal - 3,521,367
		Votes Abstaining - 1,216,549
		Broker Non-Votes - 11,031
		Votes Withheld - 0

	(iv)	To consider a shareholder proposal concerning annual election
		of directors.

		Votes For Proposal - 17,592,340
		Votes Against Proposal - 40,259,080
		Votes Abstaining - 1,674,319
		Broker Non-Votes - 4,235,425
		Votes Withheld - 0

6(a).	See Exhibit 11.

	Note 2 in Part I is incorporated by reference herein for Item I in
	Part II.  All other items in Part II are either inapplicable to the Company
	during the quarter ended December 31, 1993, the answer is negative
	or a response has been previously reported and an additional report
	of the information need not be made, pursuant to the Instructions to Part
	II.

	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




		The Quaker Oats Company
	(Registrant)




Date  February 11, 1994		Terry G. Westbrook
	Terry G. Westbrook
	Senior Vice President - Finance and
	Principal Financial Officer




Date  February 11, 1994		Thomas L. Gettings
	Thomas L. Gettings
	Vice President and
	Corporate Controller








	EXHIBIT INDEX



	Exhibit	Paper (P) or
	Number	Description	Electronic (E)

	(11)	Statement Re Computation	E
	of Per Share Earnings