Form 10-Q
period 1994-03-31
QUAKER OATS CO
filed 1994-05-04
CIK 81371

PAGE  11




                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


        X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


             For the quarterly period ended March 31, 1994


       _  Transition Report Pursuant to Section 13 or 15 (d) of
                  the Securities Exchange Act of 1934


              For the transition period from ____ to ____


                      Commission file number 1-12


                     THE QUAKER OATS COMPANY
        (Exact name of registrant as specified in its charter)


                     New Jersey                        36-1655315
        (State or other jurisdiction of      (I.R.S. Employer
        incorporation or organization)  Identification No.)

            Quaker Tower
            P.O. Box 049001              Chicago, Illinois      60604-
9001
        (Address of principal executive office)      (Zip Code)


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


                       YES   XX         NO _____


   The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on March 31, 1994, was 66,957,218.







               THE QUAKER OATS COMPANY AND SUBSIDIARIES
                          INDEX TO FORM 10-Q



                                                           Page
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

      Condensed Consolidated Statements of Income
      and Reinvested Earnings for the Nine and Three Months
      Ended March 31, 1994 and                              3-4

      Condensed Consolidated Balance Sheets as of
      March 31, 1994 and June 30, 1993                      5

      Condensed Consolidated Statements of Cash
      Flows for the Nine Months Ended
      March 31, 1994 and 1993                               6

      Net Sales and Operating Income by Segment for the
      Nine and Three Months Ended March 31, 1994 and 1993   7

      Notes to Condensed Consolidated Financial Statements  8-9

    Item 2 - Management's Discussion and Analysis
                 of Financial Condition and
Results
                 of Operations                              10-12

PART II - OTHER INFORMATION

        Item 6 - Exhibits and Reports on Form 8-K           13

SIGNATURES                                                  14

EXHIBIT INDEX

EXHIBIT 11

                                       THE QUAKER OATS COMPANY AND
SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS
OF INCOME
                                            AND REINVESTED EARNINGS
(UNAUDITED)


                                               Dollars in
                                                Millions
                                               (Except Per
                                               Share Data)

                                            Nine Months Ended
                                                March 31
                                             1994      1993
Net sales                                  $4,337.4  $4,185.0
Cost of goods sold                          2,125.3   2,085.7
Gross profit                               2,212.1   2,099.3

Selling, general and administrative        1,767.0   1,676.5
expenses
Interest expense - net                     63.3      45.9
Other expense - net                            37.1      58.3
Income before income taxes and cumulative
effect of                                  344.7     318.6
  accounting changes
Provision for income taxes
                                           136.7     125.2
Income before cumulative effect of         208.0     193.4
accounting changes
Cumulative effect of accounting changes -
net of tax                                 --        (115.5)

Net income                                   208.0   77.9

Preferred dividends - net of tax           3.1       3.2
Net Income Available for Common            $204.9    $74.7

Per Common Share:
  Income before cumulative effect of       $3.02     $2.63
accounting changes
  Cumulative effect of accounting changes  --        (1.59)
  Net income                               $3.02     $1.04
  Dividends declared                       $1.59     $1.44

Average Number of Common Shares
  Outstanding (in thousands)                 67,831  72,318

Reinvested Earnings:
  Balance beginning of period              $1,190.1  $1,162.3
  Net income                               208.0     77.9
  Dividends                                (108.5)   (105.7)
  Common stock issued for stock purchase
and incentive                              (2.6)     (1.7)
    plans
  Balance end of period                    $1,287.0  $1,132.8

    See accompanying notes to the condensed consolidated financial statements.

                                    THE QUAKER OATS COMPANY AND
SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF
INCOME
                                            AND REINVESTED EARNINGS
(UNAUDITED)


                                               Dollars in
                                                Millions
                                               (Except Per
                                               Share Data)

                                           Three Months Ended
                                                March 31
                                             1994      1993
Net sales                                  $1,449.2  $1,358.1
Cost of goods sold
                                           703.7     667.7
Gross profit                               745.5     690.4

Selling, general and administrative        590.4     540.0
expenses
Interest expense - net                     26.6      12.7
Other expense - net
                                           7.1       15.0

Income before income taxes                 121.4     122.7
Provision for income taxes
                                           47.6      45.7

Net income                                 73.8      77.0

Preferred dividends - net of tax
                                           1.1       1.1
Net Income Available for Common            $         $
                                           72.7      75.9

Per Common Share:
  Net Income                               $         $
                                           1.08      1.05
  Dividends Declared                       $         $
                                           0.53      0.48

Average Number of Common Shares
  Outstanding (in thousands)                 66,924
                                                     72,092

Reinvested Earnings:
  Balance beginning of period              $1,250.3  $1,091.2
  Net income                               73.8      77.0
  Dividends                                (36.0)    (35.2)
  Common stock issued for stock purchase
and incentive
    plans                                  (1.1)     (0.2)
  Balance end of period                    $1,287.0  $1,132.8


    See accompanying notes to the condensed consolidated financial statements.

                              THE QUAKER OATS COMPANY AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

Dollars in Millions                     March 31    June 30
                                          1994        1993
Assets
Current Assets:
  Cash and cash equivalents            $     99.6  $     61.0
  Trade accounts receivable - net of   453.8       478.9
allowances
  Inventories:
    Finished goods                     254.2       241.5
    Grains and raw materials           76.9        73.1
    Packaging materials and supplies
                                       34.5        39.4
      Total inventories                365.6       354.0
  Other current assets                      168.6       173.7
      Total Current Assets             1,087.6     1,067.6
Other Receivables and Investments      86.3        88.8
Property, plant and equipment          2,136.9     2,059.2
Less accumulated depreciation               908.6       831.0
    Property - Net                     1,228.3     1,228.2
Intangible Assets - Net of                  500.0       431.3
Amortization
       Total Assets                    $2,902.2    $2,815.9

Liabilities and Shareholders' Equity
Current Liabilities:
  Short-term debt                      $   235.2   $   128.0
  Current portion of long-term debt    46.0        48.9
  Trade accounts payable               377.8       391.6
  Other current liabilities                 458.6       536.6
      Total Current Liabilities        1,117.6     1,105.1
Long-term Debt                         723.6       632.6
Other Liabilities                      477.3       426.2
Deferred Income Taxes                  96.0        89.5
Preferred Stock, no par value,
authorized
  1,750,000 shares; issued 1,282,051
of
  $5.46 cumulative convertible shares
  (liquidating preference $78 per      100.0       100.0
share)
Deferred Compensation                  (80.8)      (85.9)
Treasury Preferred Stock, at cost,
44,649 shares and
  34,447 shares, respectively          (3.6)       (2.7)

Common Shareholders' Equity:
  Common stock, $5 par value,
authorized
    200,000,000 shares; issued         420.0       420.0
83,989,396 shares
  Reinvested earnings                  1,287.0     1,190.1
  Cumulative translation adjustment    (73.9)      (65.4)
  Deferred compensation                (144.1)     (154.0)
  Treasury common stock, at cost,
17,032,178
    shares and 14,533,157 shares,       (1,016.9)
respectively                                       (839.6)
     Total Common Shareholders'             472.1       551.1
Equity
        Total Liabilities and          $2,902.2    $2,815.9
Shareholders' Equity

    See accompanying notes to the condensed consolidated financial statements.

                            THE QUAKER OATS COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                Dollars in
                                                 Millions

                                            Nine Months Ended
                                            March 31
                                              1994      1993
Cash Flows from Operating Activities:
  Net income                                $208.0    $  77.9
  Adjustments to reconcile net income to
net
   cash provided by operating activities:
      Cumulative effect of accounting       --        115.5
changes
      Depreciation and amortization         131.3     118.6
      Deferred income taxes and other       7.6       (39.0)
items
      Other charges and gains on            --        20.5
divestitures - net
      Loss on disposition of property and   9.5       9.1
equipment
      (Increase) Decrease in trade          (32.9)    61.9
accounts receivable
      (Increase) Decrease in inventories    (30.1)    18.9
      Decrease (Increase) in other current  0.6       (38.0)
assets
      Increase (Decrease) in trade          15.5      (12.3)
accounts payable
      (Decrease) in other current           (36.7)    (11.7)
liabilities
      Change in deferred compensation       15.0      9.9
      Other items                              62.5      59.3
        Net Cash Provided by Operating       350.3     390.6
Activities

Cash Flows from Investing Activities:
  Additions to property, plant and          (116.0)   (128.0)
equipment
  Change in other receivables and           (9.0)     (10.1)
investments
  Purchase and sale of property and           (92.1)     41.6
businesses - net
        Net Cash Used in Investing          (217.1)     (96.5)
Activities

Cash Flows from Financing Activities:
  Cash dividends                            (108.5)   (105.7)
  Change in short-term debt                 107.2     (1.5)
  Proceeds from long-term debt              187.0     --
  Reduction of long-term debt               (99.8)    (59.5)
  Issuance of common treasury stock         6.8       14.8
  Repurchases of common stock               (197.2)   (118.1)
  Repurchases of preferred stock
                                            (0.9)     (0.8)
        Net Cash Used in Financing                     (270.8)
Activities                                  (105.4)

Effect of Exchange Rate Changes on Cash
and Cash                                                  13.6
  Equivalents                               10.8

Net Increase in Cash and Cash Equivalents       38.6      36.9

Cash and Cash Equivalents - Beginning of        61.0      95.2
Year
Cash and Cash Equivalents - End of Quarter  $  99.6   $ 132.1

    See accompanying notes to the condensed consolidated financial statements.

                                  THE QUAKER OATS COMPANY AND
SUBSIDIARIES
                                  NET SALES AND OPERATING INCOME BY
SEGMENT

(UNAUDITED)

                                                        Dollars in Mill
                                                                   ions

                                      Net Sales       Operatin
                                                      g Income


                                 Nine                     Nine
                               Months                   Months
                                Ended                  Ended
                             March 31                 March 31
                               1994    1993            1994      1993
           U.S. and
           Canadian
                    $3,096.2           $2,847.9       $         $    2
            Grocery                                  377.4     97.6
           Products
          Internati
          onal
                    1,241.2            1,337.1         79.3      97.6
            Grocery
           Products
          Total
          Sales/
                    $4,337.4           $4,185.0       $         $    3
          Operating                                  456.7     95.2
             Income

              Less:                                   29.7      23.3
            General
          corporate
           expenses
                                                      63.3      45.9
           Interest
          expense -
                net
                                                      19.0       7.4
            Foreign
           exchange
             loss -
                net
             Income
             before
             income
          taxes and
                                                     $         $    3
          cumulativ                                  344.7     18.6
           e effect
                 of
          accountin
          g changes


                                Three                    Three
                               Months                   Months
                                Ended                  Ended
                             March 31                 March 31
                               1994    1993            1994      1993
           U.S. and
           Canadian
                    $1,042.9             $            $         $    1
            Grocery                   954.7          131.2     11.5
           Products
          Internat
          ional
                        406.3              4
            Grocery                   03.4           33.7      38.1
           Products
          Total
          Sales/
                    $1,449.2           $1,358.1       $         $    1
           Operatin                                  164.9     49.6
           g Income

              Less:                                  12.0        9.4
            General
           corporat
                  e
           expenses
                                                      26.6      12.7
           Interest
            expense
              - net
                                                                 4.8
            Foreign                                  4.9
           exchange
             loss -
                net
             Income                                  $         $    1
             before                                  121.4     22.7
             income
              taxes





                                 THE QUAKER OATS COMPANY AND
SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
                                                                 MARCH
31, 1994

Note 1 - Basis of Presentation

The condensed consolidated financial statements include The Quaker Oats
Company
 and its subsidiaries (the "Company"). The condensed consolidated statements of income and reinvested earnings for the nine and three-month periods ended
March 31, 1994 and 1993, the condensed consolidated balance sheet as of March 31, 1994, and the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 1994 and 1993, have been prepared by the
Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1994 and for all periods presented. All adjustments made have been of a normal recurring nature, except for as described below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
  The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual report to shareholders for the fiscal year ended June 30, 1993.

The condensed consolidated interim financial statements as of March 31, 1993, and for the nine-month period then ended, have been restated for the adoption, retroactive to July 1, 1992, of Financial Accounting Standards Board
(FASB)
 Statement #106, "Employers' Accounting for Postretirement Benefits
Other Than
 Pensions" and Statement #109, "Accounting for Income Taxes." The combined cumulative effect of adoption was an after-tax charge of $115.5 million. The incremental effect of adopting FASB Statement #106 on March 31, 1993 nine-month operating results was a pretax charge of $11.1 million ($6.8 million after-tax or $.09 per share). Excluding the cumulative effect, the adoption of FASB
Statement #109 had no material effect on results.

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


                         THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                           (UNAUDITED)
                                                         MARCH 31, 1994

The Company is not a party to any pending legal proceedings that it believes will have a material adverse effect on its financial position or results of operations.

Note 3 - Other Expense

Included in other expense in fiscal 1993 was a $38.6 million charge for the
consolidation of production facilities at a U.S. pet foods plant, a
$17.4
million gain on the sale of two businesses in Italy, a $10.4 million gain on the sale of a business in the United Kingdom and a $9.7 million charge for cost reduction programs in Europe.

Note 4 - Acquisition

In August 1993, the Company purchased the Near East flavored rice business.
Pro forma information was not included because the effect of the acquisition on current-year results was not material.

Note 5 - Long-term Debt and Financing Arrangements

During the first nine months of fiscal 1994, the Company issued $187.0 million
of medium-term notes. The medium-term notes were issued pursuant to an August 1993 prospectus supplement filing with the Securities and Exchange
Commission for the intended issuance of $200.0 million of medium-term notes,
under a shelf registration covering $600.0 million of debt securities filed
with the Commission in fiscal 1990. In addition, in November 1993, the Company replaced its then-existing revolving credit facilities with $350.0 million of new revolving credit financing.



Nine Months Ended March 31, 1994
Compared with Nine Months Ended March 31, 1993

Consolidated  net sales for the first nine months of fiscal  1994  were
$4.34
billion, up 4 percent from the first nine months of fiscal 1993. Volumes increased 4 percent versus the prior year. The increase in net sales resulted from volume increases on existing products, as well as new product introductions and product mix improvements, significantly offset by negative currency changes in translating European sales to U.S. dollars. Price increases were not significant.

U.S. and Canadian Grocery Products sales increased 9 percent to $3.10 billion
and volumes were up 6 percent.  The increase in sales was related primarily
to Gatorade thirst quencher, ready-to-eat cereals and grain-based snacks
partly offset by decreases in Food Service.  International Grocery
Products
sales decreased 7 percent to $1.24 billion, while volumes were even with the
prior year. The change in sales between years reflects the effect of translating weaker European currencies to the U.S. dollar, as well as decreases in pet foods volumes in Europe partially offset by increases in
Gatorade thirst quencher volumes in Latin America.  Excluding the effect of
European currency changes, sales for the first nine months of fiscal
1994
would have been $126.2 million higher than the reported amount.

Gross profit margins increased to 51.0 percent from 50.2 percent in the prior year primarily due to product mix improvements and, to a lesser extent, price increases. Although commodity costs have increased, the increases have been mostly offset by cost containment initiatives. Selling, general and administrative (SG&A) expenses rose 5 percent to $1.77 billion and increased slightly as a percentage of sales, mainly due to increases in advertising and merchandising (A&M) expenses. A&M expenses were 26.6 percent of sales, slightly higher than in the prior year. Cost of goods sold and SG&A expenses for the first nine months of fiscal 1993 were restated by $6.0 million and
$5.1 million, respectively, for the adoption, retroactive to July 1, 1992, of
FASB Statement #106.

Consolidated  operating income was $456.7 million  in  the  first  nine months of
fiscal  1994  compared to $395.2 million in the first  nine  months  of fiscal 1993.
   U.S.  and  Canadian  Grocery Products operating  income  was  $377.4 million
compared  to  $297.6 million last year.  Fiscal 1993  operating  income included
a  $38.6  million charge for the consolidation of production facilities at a
U.S.  pet  foods  plant.   Excluding the pet  foods  charge,  U.S.  and
Canadian
Grocery Products operating income increased $41.2 million, or 12 percent, due primarily to volume increases in Gatorade thirst quencher and ready-to-eat cereals, partly offset by volume decreases in Food Service.

Gatorade thirst quencher continues to represent one of the Company's key profitable growth opportunities. The attractiveness of the category has drawn a number of competitors.

International  Grocery  Products operating income  decreased  to  $79.3 million
from $97.6 million last year.  Fiscal 1993 operating income included  a
$17.4
million gain on the sale of two businesses in Italy, a $10.4 million gain on the sale of a business in the United Kingdom and a $9.7 million charge for cost reduction programs in Europe. Excluding these items, operating income decreased $0.2 million. The decrease was mainly a result of increases in operating income in Brazil due to the effects of inflation, offset by lower pet food volumes in Europe that reflect the continuing weak European economy and the retail trade's tight management of inventories. The Company expects the weak economy to continue in the near term.

The  Company  continues to focus on supply chain  and  other  worldwide efficiency
initiatives  in order to lower costs, improve productivity  and  better utilize
its  assets and human resources.  These initiatives may result in  work force
reductions,   as  well  as  plant  consolidations  and   product   line
discontinuations
. In pursuit of greater shareholder value, these continuous improvement initiatives will most likely lead to charges in the fourth quarter and future periods.

Net interest expense of $63.3 million increased $17.4 million and foreign exchange losses of $19.0 million increased $11.6 million versus last year.
The change resulted primarily from increased net financing costs in Brazil, where inflation and devaluation of the local currency continued to accelerate.
  Higher net financing costs for Brazil were partially offset by higher operating income in that country. In addition, increases in net financing costs resulted from the issuance of $187.0 million of medium-term notes and increased commercial paper borrowings in the U.S., as well as lower foreign exchange hedge gains for Europe. Through various hedging strategies, the
Company will continue to attempt to mitigate the effects of foreign exchange fluctuations on its financial results, except in areas like Brazil where hedging opportunities are limited and costly.

The  effective  tax rate for the first nine months of fiscal  1994  was
39.7
percent  compared  to 39.3 percent in the first nine months  of  fiscal
1993.
Excluding  the tax effect of the pet foods charge and the gain  on  the sale
of a United Kingdom business, the prior year's effective tax rate was
38.9  percent.   The higher U.S. corporate statutory  tax  rate  and  a
retroactive
adjustment  to  January 1, 1993, required by the 1993 tax  legislation, caused
the increase in the fiscal 1994 effective rate. The Company has evaluated its deferred tax assets and believes future taxable income will be sufficient to realize these assets. For those deferred tax assets that are not expected to be realized under the `more likely than not' criteria of FASB Statement #109, a valuation allowance has been provided.

Net income for the first nine months of fiscal 1994 was $208.0 million versus $77.9 million last year, which included an after-tax charge of $115.5 million for the cumulative effect of adopting both FASB Statement #106 and Statement #109.

Three Months Ended March 31, 1994
Compared with Three Months Ended March 31, 1993

Consolidated net sales for the third quarter of fiscal 1994 were $1.45 billion, up 7 percent from the prior year. The increase in net sales resulted from a 3 percent volume increase and product mix improvements. Price increases were not significant.


U.S.  and Canadian Grocery Products sales increased 9 percent to  $1.04 billion
and volumes increased 6 percent, primarily due to increases in Gatorade thirst quencher, ready-to-eat cereals, pet foods, Golden Grain rice and pasta products and grain-based snacks partially reduced by decreases in Food Service, Van Camp's products and hot cereals. International Grocery
Products sales increased 1 percent to $406.3 million. Volumes decreased 1 percent, as lower pet food and cereal volumes in Europe were only partially offset by increases in Gatorade thirst quencher in Latin America.

Gross  profit  margins for the quarter increased to 51.4  percent  from
50.8
percent  in  the prior year primarily due to product mix  improvements.
SG&A
expenses  rose  9  percent  to $590.4 million  and  were  higher  as  a percentage of
sales  primarily  due to higher A&M expenses.  A&M expenses  were  26.4 percent
of  sales, slightly higher than in the prior year.  Cost of goods  sold
and
SG&A  expenses  for the third quarter of fiscal 1993 were  restated  by
$2.0
million and $1.7 million, respectively, for the adoption of FASB
Statement #106.

Consolidated operating income for the third quarter was $164.9 million compared to $149.6 million in fiscal 1993. U.S. and Canadian Grocery Products operating income was $131.2 million compared to $111.5 million last year, due primarily to improvements in ready-to-eat cereals and Gatorade thirst quencher, partly reduced by decreases in Food Service.

International Grocery Products operating income for the third quarter decreased to $33.7 million from $38.1 million in the prior year. Fiscal 1993 operating  income  included a $10.4 million  gain  on  the  sale  of  a business in
the United Kingdom. Excluding the gain, operating income for the quarter increased by $6.0 million. The increase principally resulted from the effects of inflation in Brazil. The Brazilian operation also incurred more interest expense, as a result of inflation-caused interest rate increases.
The increase in net financing costs in Brazil was partially offset by the increase in operating income.

Net  interest expense for the third quarter of $26.6 million  increased
$13.9
million  from the prior year.  The increase was primarily  due  to  the increase
in  Brazil,  as  well as the issuance of $187.0 million of  medium-term notes
during  the  first nine months of fiscal 1994 and increased  commercial paper
borrowings.   Foreign  exchange losses were $4.9  million  compared  to
losses of
$4.8 million last year.

The effective tax rate for the third quarter was 39.2 percent versus
37.2  percent last year.  Excluding the tax effect of the gain  on  the sale of
a United Kingdom business, the prior year's effective tax rate was 38.9 percent. The change in the effective rate was primarily due to the increase in the U.S. corporate statutory tax rate.

Liquidity and Capital Resources

The ability to generate funds internally remains one of the Company's significant financial strengths. Net cash provided by operating activities of  $350.3  million and $390.6 million for the nine months ended  March
31, 1994
and  1993,  respectively, was well in excess of the Company's dividends
and
capital expenditures. The decrease in net cash provided by operating activities resulted mainly from changes in working capital items, primarily accounts  receivable and inventories.  The Company has  now  reached  a more
optimal level of accounts receivable and future decreases should not be as
significant.  Capital expenditures for the first nine months of  fiscal
1994
and 1993 were $116.0 million and $128.0 million, respectively, with no material individual commitments outstanding. The Company anticipates that cash flows from operating activities for the year ending June 30, 1994, will
exceed    working   capital   requirements,   dividends   and   capital
expenditures.

In  August  1993, the Company announced its intent to repurchase,  from time to
time, five million shares of its outstanding common stock through  open market
purchases  and  privately negotiated transactions.  As  of   March  31,
1994, 2.8
million shares had been repurchased for $191.9 million.

Short-term  and  long-term debt (total debt)  as  of  March  31,  1994, increased
$195.3   million   from   June  30,  1993.   The  total   debt-to-total
capitalization
ratio  (total  debt divided by total debt plus total  equity  including preferred
stock,  net of deferred compensation) was 67.3 percent and 59.0 percent as
of  March  31,  1994  and  June 30, 1993,  respectively.   One  of  the
Company's
financial objectives is to generate economic value through the  use  of leverage,
 while maintaining a solid financial position through strong operating cash flows. The increase in debt resulted primarily from the issuance of
$187.0 million of medium-term notes and increased commercial paper borrowings. The medium-term notes were issued pursuant to an August 1993 prospectus supplement filing with the Securities and Exchange Commission for the intended issuance of $200.0 million of medium-term notes, under a shelf registration covering $600.0 million of debt securities filed with the Commission in fiscal 1990.

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


6(a).  See Exhibit 11.

Note 2 in Part I is incorporated by reference herein for Item I in Part
II.
All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 1994, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            The Quaker Oats Company
                                 (Registrant)




Date  May 3, 1994             Terry G. Westbrook
                              Terry G. Westbrook
                        Senior Vice President - Finance and
                            Principal Financial Officer




Date  May 3, 1994             Thomas L. Gettings
                              Thomas L. Gettings
                              Vice President and
                              Corporate Controller






                             EXHIBIT INDEX



            Exhibit                         Paper (P) or
            Number        Description      Electronic (E)

            (11)      Statement Re Computation  E
                      of Per Share Earnings