Form 10-K
period 1994-06-30
QUAKER OATS CO
filed 1994-09-22
CIK 81371

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT
TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1994

[  ]TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission file number 1-12

THE QUAKER OATS COMPANY

(Exact name of registrant as specified in its charter.)


NEW JERSEY
(State or other jurisdiction of
incorporation or organization)

 36-1655315
(I.R.S. Employer
Identification No.)

QUAKER TOWER
P.O. Box 049001 Chicago, Illinois
 60604-9001
(Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code (312) 222-7111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Common Stock ($5.00 Par Value)

Preferred Stock Purchase Rights

Name of each exchange
on which registered

Common Stock ($5.00 Par Value)
New York Stock Exchange
Chicago Stock Exchange
Pacific Stock Exchange
The Toronto Stock Exchange
The Stock Exchange, London
The Amsterdam Stock Exchange

Preferred Stock Purchase Rights
New York Stock Exchange
Chicago Stock Exchange
Pacific Stock Exchange



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  X    No ____

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

   The aggregate market value of Common Stock held by non-affiliates of the Registrant as of the close of business on August 31, 1994 was $5,349,519,249.00. The liquidation value of Series B ESOP Convertible Preferred Stock, all of which is held in The Quaker Employee Stock Ownership Plan, at the close of business on August 31, 1994 totaled $120,953,764.50 plus related dividends. The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on August 31, 1994 was 66,660,676.




DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of The Quaker Oats Company Annual Report to
Shareholders for the fiscal year ended June 30, 1994 (Parts I,
II and III of Form 10-K)

2. Portions of The Quaker Oats Company Notice of Annual
Meeting and Proxy Statement dated October 3, 1994
(Part III of Form 10-K)

CROSS-REFERENCE TABLE OF CONTENTS

The 1994 Annual Report to Shareholders and the 1994 Proxy Statement include all information required in Parts I, II and III of Form 10-K, except as otherwise indicated in the following Cross-Reference
Table. The Cross-Reference Table identifies the source of information for each of the Form 10-K items included in Parts I, II and III. Only those sections of the Annual Report to Shareholders and the Proxy Statement cited in the Cross-Reference Table of Contents are incorporated in the Form 10-K and filed with the Securities and Exchange Commission.






10-K Item No.
 Source of Information

PART I.

Item 1.
 Business

 (a) General Development of Business
 Annual Report to Shareholders, pages 55, 72

 (b) Financial Information About Industry Segments
 Annual Report to Shareholders, pages 50-52

 (c) Narrative Description of Business
 Annual Report to Shareholders, pages 37-39,42-43,61,64,66-67

 (d) Financial Information About Foreign and Domestic
 Operations and Export Sales
 Annual Report to Shareholders, pages 50-52

 (e) Executive Officers of Registrant
 Annual Report to Shareholders, pages 70-71

Item 2.
 Properties
 Annual Report to Shareholders, page 66

Item 3.
 Legal Proceedings
 Annual Report to Shareholders, page 64, Exhibit 99 to this Form 10-K

Item 4.
 Submission of Matters to a Vote of Security-Holders
 (Not Applicable)

PART II.

Item 5.
 Market for the Registrant's Common Equity and Related Stockholder Matters Annual Report to Shareholders, pages 42-43, 65, 72-73

Item 6.
 Selected Financial Data
 Annual Report to Shareholders, pages 40-43

Item 7.
 Management's Discussion and Analysis of Financial Condition and Results of Operations
 Annual Report to Shareholders, pages 37-39

Item 8.
 Financial Statements and Supplementary Data
 Annual Report to Shareholders, pages 44-65;

Item 9.
 Disagreements with Accountants on Accounting and Financial Disclosure (Not Applicable)

PART III.

Item 10.
 Directors and Executive Officers of the Registrant
 Notice of Annual Meeting and Proxy Statement, pages 6-9; Annual Report to Shareholders, pages 70-71

Item 11.
 Executive Compensation
 Notice of Annual Meeting and Proxy Statement, pages 13-21

Item 12.
 Security Ownership of Certain Beneficial Owners and Management
 Notice of Annual Meeting and Proxy Statement, page 12

Item 13.
 Certain Relationships and Related Transactions
(Not Applicable)

PART IV.

Item 14.
 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)(1)  Financial Statements
 Consolidated financial statements of The Quaker Oats Company and its subsidiaries are incorporated under Item 8 of this Form 10-K.

 (a)(2)& (d)  Financial Statement Schedules
All required financial statement schedules are included in the consolidated financial statements or notes thereto as incorporated under Item 8 of this Form 10-K.

 (a)(3)& (c)  Exhibits

 3(a) Restated Certificate of Incorporation (as of January 13, 1993) (incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1992, file number 1-12)

 3(b) Bylaws of The Quaker Oats Company (as amended January 9, 1985) (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1985, file number 1-12)

 4 Registrant undertakes to furnish to the Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.


 10(a)(1) 1984 Long-Term Incentive Plan (incorporated by reference to Exhibit B of the Company's 1983 Proxy Statement, file number 1-12)

 10(a)(2) First Amendment to 1984 Long-Term Incentive Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(b)(1) Deferred Compensation Plan for Directors of The Quaker Oats Company as restated effective January 1, 1989 (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1989, file number 1-12)

 10(b)(2) First Amendment to the Deferred Compensation Plan for Directors of The Quaker Oats Company (incorporated by reference to the Company's Form
10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(c) Deferred Compensation Plan for Executives of The Quaker Oats Company as restated effective January 1, 1989 (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1989, file number 1-12)



 10(d) Management Incentive Bonus Plan of The Quaker Oats Company (as amended September 8, 1993)

 10(e)(1) Directors' Stock Retirement Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1985, file number 1-12)

 10(e)(2) First Amendment to Directors' Stock Retirement Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(f)(1) Termination Benefits Agreement with William D. Smithburg, first effective in the fiscal year ended June 30, 1993 (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1993, file number 1-12)

 10(f)(2) Termination Benefits Agreement with Philip A. Marineau, first effective in the fiscal year ended June 30, 1993 (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1993, file number 1-12)

 10(f)(3) Termination Benefits Agreements with certain Executive Officers, first effective in the fiscal year ended June 30, 1993 (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1993, file number 1-12)

 10(f)(4) Termination Benefit Agreements with certain Executive Officers, first effective in the fiscal year ended June 30, 1994 or first effective by filing date

 10(g)(1) The Quaker Supplemental Executive Retirement Program (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1989, file number 1-12)

 10(g)(2) First Amendment to The Quaker Supplemental Executive Retirement Program (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(g)(3) Second Amendment to The Quaker Supplemental Executive Retirement Program (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(g)(4) Third Amendment to The Quaker Supplemental Executive Retirement Program (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(g)(5) Fourth Amendment to The Quaker Supplemental Executive Retirement Program (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(g)(6) Fifth Amendment to The Quaker Supplemental Executive Retirement Program (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1993, file number 1-12)

 10(g)(7) Sixth Amendment to The Quaker Supplemental Executive Retirement Program (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1993, file number 1-12)

 10(h)(1) The Quaker Oats Company Benefits Protection Trust (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1989, file number 1-12)

 10(h)(2) First Amendment to The Quaker Oats Company Benefits Protection Trust (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(h)(3) Second Amendment to The Quaker Oats Company Benefits Protection Trust (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(i) The Quaker Eligible Earnings Adjustment Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(j) The Quaker Officers Severance Program, effective March 10, 1993 (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1993, file number 1-12)

 10(k)(1) The Quaker Long Term Incentive Plan of 1990 (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1990, file number 1-12)

 10(k)(2) First Amendment to The Quaker Long Term Incentive Plan of 1990 (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(k)(3) Second Amendment to The Quaker Long Term Incentive Plan of 1990 (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1993, file number 1-12)

 10(k)(4)  Third Amendment to The Quaker Long Term Incentive Plan of 1990

 10(l) The Quaker 415 Excess Benefit Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1990, file number 1-12)

 10(m) Quaker Salaried Employees Compensation and Benefits Protection Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1990, file number 1-12)

 11  Statement re Computation of Per Share Earnings

 12  Statement re Computation of Ratios

 13 Annual Report to Shareholders of The Quaker Oats Company for the fiscal year ended June 30, 1994

 21  List of Subsidiaries of the Registrant

 23  Consent of Auditors

 99 Additional Exhibits - Events (Unaudited) Subsequent to Date of Auditors' Report

 (b) Reports on Form 8-K

 On May 17, 1994, the Company filed an 8-K announcing reengineering measures and related fourth-quarter charges.


SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE QUAKER OATS COMPANY

By /s/ WILLIAM D. SMITHBURG
William D. Smithburg, Chairman and Chief Executive Officer

Date: September 14, 1994

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 14th day of September 1994, by the following persons on behalf of the Registrant and in the capacities indicated.




Signature
Title

/s/ WILLIAM D. SMITHBURG
William D. Smithburg
 Chairman and Chief Executive Officer and Director

/s/ TERRY G. WESTBROOK
Terry G. Westbrook
 Senior Vice President and Chief Financial Officer

/s/ THOMAS L. GETTINGS
Thomas L. Gettings
 Vice President and Corporate Controller

/s/ FRANK C. CARLUCCI
Frank C. Carlucci
 Director

/s/ SILAS S. CATHCART
Silas S. Cathcart
 Director

/s/ KENNETH I. CHENAULT
Kenneth I. Chenault
 Director

/s/ JUDY C. LEWENT
Judy C. Lewent
 Director

/s/ VERNON R. LOUCKS, JR.
Vernon R. Loucks, Jr.
 Director

/s/ THOMAS C. MacAVOY
Thomas C. MacAvoy
 Director

/s/ PHILIP A. MARINEAU
Philip A. Marineau
 Director

/s/ LUTHER C. McKINNEY
Luther C. McKinney
 Director

/s/ GERTRUDE G. MICHELSON
Gertrude G. Michelson
 Director

/s/ WALTER J. SALMON
Walter J. Salmon
 Director

/s/ WILLIAM L. WEISS
William L. Weiss
 Director




EXHIBIT INDEX





EXHIBIT NO.         DESCRIPTION                        PAPER (P),ELECTRONIC (E)
                                                       OR INCORPORATED BY
                                                       REFERENCE (IBRF)

 3(a)          Restated Certificate of Incorporation                    IBRF
               (as of January 13, 1993) (incorporated
               by reference to the Company's Form 10-Q
               for the quarter ended December 31, 1992, file number 1-12)

 3(b)          Bylaws of The Quaker Oats Company (as                    IBRF
               amended January 9, 1985) (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1985, file number 1-12)

 4             Registrant undertakes to furnish to the Commission,      IBRF
               upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.


 10(a)(1)      1984 Long-Term Incentive Plan (incorporated by           IBRF
               reference to Exhibit B of the Company's 1983 Proxy
               Statement, file number 1-12)

 10(a)(2)      First Amendment to 1984 Long-Term Incentive Plan         IBRF
               (incorporated by reference to the Company's Form
               10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(b)(1)      Deferred Compensation Plan for Directors of The          IBRF
               Quaker Oats Company as restated effective January 1,
               1989 (incorporated by reference to the Company's Form
               10-K for the fiscal year ended June 30, 1989, file number 1-12)

10(b)(2)       First Amendment to the Deferred Compensation Plan        IBRF
               for Directors of The Quaker Oats Company (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(c)         Deferred Compensation Plan for Executives of The         IBRF
               Quaker Oats Company as restated effective January 1,
               1989 (incorporated by reference to the Company's Form
               10-K for the fiscal year ended June 30, 1989, file number 1-12)

 10(d)         Management Incentive Bonus Plan of The Quaker Oats       E
               Company (as amended September 8, 1993)

 10(e)(1)      Directors' Stock Retirement Plan (incorporated by        IBRF
               reference to the Company's Form 10-K for the fiscal year ended June 30, 1985, file number 1-12)

 10(e)(2)      First Amendment to Directors' Stock Retirement Plan      IBRF
               (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992, file number
               1-12)

 10(f)(1)      Termination Benefits Agreement with William D.           IBRF
               Smithburg, first effective in the fiscal year ended June
               30, 1993 (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1993, file number 1-12)

 10(f)(2) Termination Benefits Agreement with Philip A. Marineau, IBRF first effective in the fiscal year ended June 30, 1993 (incorporated by reference to the Company's Form
               10-K for the fiscal year ended June 30, 1993, file number
               1-12)

 10(f)(3)      Termination Benefits Agreements with certain Executive   IBRF
               Officers, first effective in fiscal year ended June 30, 1993(incorporated by reference to the Company's Form
               10-K for the fiscal year ended June 30, 1993, file number
               1-12)

 10(f) (4)     Termination Benefit Agreements with certain Executive    E
               Officers, first effective in the fiscal year ended
               June 30, 1994 or first effective by filing date

 10(g)(1)      The Quaker Supplemental Executive Retirement Program     IBRF
               (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1989, file number
               1-12)

 10(g)(2)      First Amendment to The Quaker Supplemental Executive     IBRF
               Retirement Program (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(g)(3)      Second Amendment to The Quaker Supplemental              IBRF
               Executive Retirement Program (incorporated by reference to the Company's Form 10-K for the fiscal year ended
               June 30, 1992, file number 1-12)

 10(g)(4)      Third Amendment to The Quaker Supplemental               IBRF
               Executive Retirement Program (incorporated by reference to the Company's Form 10-K for the fiscal year ended
               June 30, 1992, file number 1-12)

 10(g)(5)      Fourth Amendment to The Quaker Supplemental              IBRF
               Executive Retirement Program (incorporated by reference to the Company's Form 10-K for the fiscal year ended
               June 30, 1992, file number 1-12)

 10(g)(6)      Fifth Amendment to The Quaker Supplemental               IBRF
Executive Retirement Program (incorporated by reference
               to the Company's Form 10-K for the fiscal year ended
               June 30, 1993, file number 1-12)


 10(g)(7)      Sixth Amendment to The Quaker Supplemental               IBRF
               Executive Retirement Program (incorporated by reference to the Company's Form 10-K for the fiscal year ended
               June 30, 1993, file number 1-12)

 10(h)(1)      The Quaker Oats Company Benefits Protection              IBRF
               Trust (incorporated by reference to the Company's
               Form 10-K for the fiscal year ended June 30, 1989, file number 1-12)

 10(h)(2)      First Amendment to The Quaker Oats Company               IBRF
               Benefits Protection Trust (incorporated by reference to the Company's Form 10-K for the fiscal year ended
               June 30, 1992, file number 1-12)

 10(h)(3)      Second Amendment to The Quaker Oats Company              IBRF
               Benefits Protection Trust (incorporated by reference to the Company's Form 10-K for the fiscal year ended
               June 30, 1992, file number 1-12)

 10(i)         The Quaker Eligible Earnings Adjustment Plan             IBRF
               (incorporated by reference to the Company's Form
               10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(j)         The Quaker Officers Severance Program, effective         IBRF
               March 10, 1993 (incorporated by reference to the Company's Form 10-K for the fiscal year ended
               June 30, 1993, file number 1-12)

 10(k)(1)      The Quaker Long Term Incentive Plan of 1990              IBRF
               (incorporated by reference to the Company's Form
               10-K for the fiscal year ended June 30, 1990, file number 1-12)

 10(k)(2)      First Amendment to The Quaker Long Term Incentive        IBRF
               Plan of 1990 (incorporated by reference to the Company's Form 10-K for the fiscal year ended
               June 30, 1992, file number 1-12)

 10(k)(3)      Second Amendment to The Quaker Long Term                 IBRF
               Incentive Plan of 1990 (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1993, file number 1-12)

 10(k)(4)      Third Amendment to The Quaker Long Term Incentive        E
               Plan of 1990

 10(l)         The Quaker 415 Excess Benefit Plan (incorporated by      IBRF
               reference to the Company's Form 10-K for the fiscal year ended June 30, 1990, file number 1-12)

 10(m)         Quaker Salaried Employees Compensation and               IBRF
               Benefits Protection Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1990, file number 1-12)

 11            Statement re Computation of Per Share Earnings           E

 12            Statement re Computation of Ratios                       E

 13            Annual Report to Shareholders of The Quaker Oats         E
               Company for the fiscal year ended June 30, 1994

 21            List of Subsidiaries of the Registrant                   E

 23            Consent of Auditors                                      E

 99            Additional Exhibits- Events (Unaudited) Subsequent       E
               to Date of Auditors' Report

 (b)           8-K filed May 17, 1994                                   IBRF