Form 10-Q
period 1994-09-30
QUAKER OATS CO
filed 1994-11-08
CIK 81371

PAGE 1
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1994


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


YES   XX         NO _____


   The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on October 31, 1994, was 66,754,184





THE QUAKER OATS COMPANY AND SUBSIDIARIES
INDEX TO FORM 10-Q



                                                           Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Statements of Income
and Reinvested Earnings for the Three Months
Ended September 30, 1994 and 1993                           3

Condensed Consolidated Balance Sheets as of
September 30, 1994 and June 30, 1994                        4

Condensed Consolidated Statements of Cash
Flows for the Three Months Ended
September 30, 1994 and 1993                                 5

Net Sales and Operating Income by Segment for the
Three Months Ended September 30, 1994 and 1993              6

Notes to Condensed Consolidated Financial Statements        7-8

Item 2 - Management's Discussion and Analysis
of Financial Condition and Results
of Operations                                               9-10

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                   11

SIGNATURES                                                  12

EXHIBIT INDEX

EXHIBIT 11

THE QUAKER OATS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND REINVESTED EARNINGS (UNAUDITED)

                                                   Dollars in
                                                    Millions
                                                  (Except Per
                                                  Share Data)

                                               Three Months Ended
                                                  September 30
                                                 1994      1993
Net sales                                      $1,636.4  $1,534.3
Cost of goods sold                             825.2     749.8
Gross profit                                   811.2     784.5

Selling, general and administrative expenses   693.6     609.7
Interest expense - net                         15.5      14.3
Foreign exchange loss - net                    ---       7.6
Income before income taxes and cumulative
effect of accounting change                    102.1     152.9
Provision for income taxes                     40.7      61.5
Income before cumulative effect
of accounting change                           61.4      91.4
Cumulative effect of accounting
change - net of tax                            (4.1)     ---

Net income                                     57.3      91.4

Preferred dividends - net of tax               1.0       1.0
Net Income Available for Common                $56.3     $90.4

Per Common Share:
Income before cumulative
effect of accounting change                    $0.90     $1.31
Cumulative effect of accounting change         (0.06)    ---
Net income                                     $0.84     $1.31
Dividends declared                             $0.57     $0.53

Average Number of Common Shares
Outstanding (in thousands)                     66,767    68,945

Reinvested Earnings:
Balance beginning of period                    $1,273.6  $1,190.1
Net income                                     57.3      91.4
Dividends                                      (38.6)    (36.5)
Common stock issued for stock purchase
and incentive plans                            (0.4)     (0.2)
Balance end of period                          $1,291.9  $1,244.8

   See accompanying notes to the condensed consolidated financial statements.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

Dollars in Millions                             September    June 30
                                                    30         1994
                                                   1994
Assets
Current Assets:
Cash and cash equivalents                       $184.7      $140.4
Trade accounts receivable -
net of allowances                               514.4       509.4
Inventories:
Finished goods                                  273.4       266.5
Grains and raw materials                        85.8        78.8
Packaging materials and supplies                38.8        40.2
Total inventories                               398.0       385.5
Other current assets                            229.1       218.3
Total Current Assets                            1,326.2     1,253.6
Other Receivables and Investments               80.1        82.1
Property, plant and equipment                   2,158.1     2,125.9
Less accumulated depreciation                   934.0       911.7
Property - Net                                  1,224.1     1,214.2
Intangible Assets -
 Net of Amortization                            502.4       493.4
Total Assets                                    $3,132.8    $3,043.3

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term debt                                 $254.5      $211.3
Current portion of long-term debt               46.6        45.4
Trade accounts payable                          387.4       406.3
Other current liabilities                       659.0       596.1
Total Current Liabilities                       1,347.5     1,259.1
Long-term Debt                                  721.5       759.5
Other Liabilities                               505.0       481.4
Deferred Income Taxes                           73.7        82.2
Preferred Stock, Series B, no par value,
authorized
1,750,000 shares; issued 1,282,051 of
$5.46 cumulative convertible shares
(liquidating preference of $78 per share)       100.0       100.0
Deferred Compensation                           (78.1)      (80.8)
Treasury Preferred Stock, at cost, 56,574
shares and
47,817 shares, respectively                     (4.7)       (3.9)

Common Shareholders' Equity:
Common stock, $5 par value, authorized
200,000,000 shares; issued 83,989,396 shares    420.0       420.0
Reinvested earnings                             1,291.9     1,273.6
Cumulative translation adjustment               (72.8)      (75.4)
Deferred compensation                           (132.1)     (143.5)
Treasury common stock, at cost, 17,267,056
shares and 17,185,100 shares, respectively      (1,039.1)   (1,028.9)
Total Common Shareholders' Equity               467.9       445.8
Total Liabilities and Shareholders' Equity      $3,132.8    $3,043.3

   See accompanying notes to the condensed consolidated financial statements.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                       Dollars in
                                                        Millions

                                                   Three Months Ended
                                                   September 30
                                                     1994      1993
Cash Flows from Operating Activities:
Net income                                         $57.3     $91.4
Adjustments to reconcile net income to net
cash provided by operating activities:
Cumulative effect of accounting change             4.1       --
Depreciation and amortization                      43.2      44.8
Deferred income taxes                              (6.8)     7.4
Loss on disposition of property and equipment      6.5       7.6
Decrease (increase) in trade accounts receivable   1.4       (16.3)
(Increase) decrease in inventories                 (9.1)     8.3
(Increase) in other current assets                 (9.6)     (8.8)
(Decrease) increase in trade accounts payable      (23.2)    4.6
Increase (decrease) in other current liabilities   58.3      (22.1)
Change in deferred compensation                    14.1      11.5
Other items                                        18.9      41.4
Net Cash Provided by Operating Activities          155.1     169.8


Cash Flows from Investing Activities:
Additions to property, plant and equipment         (44.6)    (36.5)
Change in other receivables and investments        (0.6)     (4.5)
Purchase of businesses                             (14.0)    (80.0)
Net Cash Used in Investing Activities              (59.2)    (121.0)

Cash Flows from Financing Activities:
Cash dividends                                     (38.6)    (36.5)
Change in short-term debt                          43.2      55.7
Proceeds from long-term debt                       0.7       105.0
Reduction of long-term debt                        (38.5)    (63.1)
Issuance of common treasury stock                  9.6       1.1
Repurchases of common stock                        (22.5)    (111.3)
Repurchases of preferred stock                     (0.8)     (0.3)
Net Cash Used in Financing Activities              (46.9)    (49.4)

Effect of Exchange Rate Changes on Cash and Cash
Equivalents                                        (4.7)     9.2

Net Increase in Cash and Cash Equivalents          44.3      8.6

Cash and Cash Equivalents -
Beginning of Year                                  140.4     61.0
Cash and Cash Equivalents - End of Quarter         $184.7    $69.6

   See accompanying notes to the condensed consolidated financial statements.


THE QUAKER OATS COMPANY AND SUBSIDIARIES
NET SALES AND OPERATING INCOME BY SEGMENT
(UNAUDITED)

                                                                       Dollars in
                                                                        Millions

                                                 Net Sales          Operating Income


                                               Three Months           Three Months
                                                   Ended                 Ended
                                               September 30           September 30
                                          1994        1993         1994 1993
U.S. and Canadian Grocery Products        $1,187.0  $1,128.0       $135.3     $161.6
International Grocery Products            449.4     406.3          7.5        20.5
Total Sales/Operating Income              $1,636.4  $1,534.3       $142.8     $182.1


Less: General corporate expenses                                   25.2       7.3
Interest expense - net                                             15.5       14.3
Foreign exchange loss - net                                        ---        7.6
Income before income taxes and
cumulative effect of accounting change                             $102.1     $152.9




THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 1994

Note 1 - Basis of Presentation

The condensed consolidated financial statements include The Quaker Oats Company and its subsidiaries (the "Company"). The condensed consolidated statements of income and reinvested earnings for the three months ended September 30, 1994 and 1993, the condensed consolidated balance sheet as of September 30, 1994, and the condensed consolidated statements of cash flows for the three months ended September 30, 1994 and 1993, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1994 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual report to shareholders for the fiscal year ended June 30, 1994.

Certain previously reported amounts have been reclassified to conform to the current presentation.

Note 2 - Litigation

On December 18, 1990, Judge Prentice H. Marshall of the United States District Court for the Northern District of Illinois issued a memorandum opinion stating that the Court would enter judgment against the Company in favor of Sands, Taylor & Wood Co. The Court found that the use of the words
"thirst aid" in advertising Gatorade thirst quencher infringed the Plaintiff's rights in the trademark THIRST-AID. On July 9, 1991, Judge Marshall entered a judgment of $42.6 million, composed of $31.4 million in principal, plus prejudgment interest of $10.6 million and fees, expenses and costs of $0.6 million. The order enjoined use of the phrase "THIRST-AID" in connection with the advertising or sale of Gatorade thirst quencher in the United States. The Company subsequently appealed the judgment. On September 2, 1992, the Court of Appeals for the Seventh Circuit vacated the monetary award component of the District Court's judgment. The appellate court affirmed the finding of infringement, but found that the monetary award was an inequitable "windfall" to the Plaintiff. The case was remanded to the District Court for further proceedings. The Company filed a request for rehearing that was denied. The Company also filed a Petition for Certiorari with the U.S. Supreme Court that was denied. On June 7, 1993,
Judge Marshall issued a judgment on remand of $26.5 million, composed of $20.7 million in principal, prejudgment interest of $5.4 million and fees, expenses and costs of $0.4 million. The Company appealed this judgment to the Court of Appeals for the Seventh Circuit. On September 13, 1994, the Court of Appeals for the Seventh Circuit rendered an opinion affirming in part and remanding in part the District Court's judgment on remand of a $26.5 million monetary award. The Court of Appeals has affirmed the lower court's award of a reasonable royalty, but has again remanded the case to allow the District Court to explain the basis for and calculation of its royalty award. Management, with advice from outside legal counsel, has determined that this opinion appears to indicate a range of exposure between $16 million and $27 million. The Company has recorded a reserve of $18.4 million for this litigation in the first quarter of fiscal 1995. No amount has previously been recorded for this matter. The Company has petitioned the Court of Appeals for a rehearing and is considering its other options.
THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 1994


The Company is not a party to any other pending legal proceedings or environmental clean-up actions that it believes will have a material adverse effect on its financial position or results of operations.

Note 3 - Two-for-one Stock Split-up

On September 14, 1994, the Board of Directors declared a two-for-one stock split-up, subject to the adoption by shareholders of a proposed charter amendment which would increase the authorized shares of common stock from 200 million to 400 million. If approved, shareholders of record on November 9, 1994, will receive an additional share of common stock for each share held and all per share information will be retroactively restated. Earnings per share for the three months ended September 30, 1994 and 1993, assuming approval of the authorized share increase, would have been $0.42 and $0.66, respectively.

Note 4 - Accounting Change

Effective July 1, 1994, the Company adopted FASB Statement #112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption was a $6.8 million pretax charge, or $4.1 million after-tax, in the first quarter of fiscal 1995. The adoption of this statement will not have a material effect on operating results or cash flows in fiscal 1995 or in future years.

Note 5 - Subsequent Events

On November 2, 1994, the Company announced a definitive merger agreement to acquire Snapple Beverage Corp. for $1.7 billion cash or the equivalent of $14 per share. The Snapple business, with nearly $700 million in annual sales, will be combined with the Gatorade thirst quencher business. Under the terms of the merger greement, a Company subsidiary will commence a cash tender offer, scheduled to begin November 4, 1994, for all outstanding Snapple shares at $14 per share. Shares not purchased in the tender offer will be acquired in a subsequent merger at the same price as soon as practicable after the completion of the tender offer. The Company also entered into an agreement with the holders of 68 percent of Snapple's stock, who agreed to tender their shares to the Company. The tender offer is subject to a number of conditions including the acquisition of a majority of Snapple's shares and the expiration of the waiting period under the Hart-Scott-Rodino Act. The Company also announced that it is evaluating the potential sale of its European pet food business and its Mexican chocolate business as part of realigning the Company's portfolio.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1994 Compared with
Three Months Ended September 30, 1993

Operating Results

Consolidated net sales for the first quarter of fiscal 1995 were $1.64 billion, up 7 percent from the first quarter of fiscal 1994. The increase in net sales reflects a 3 percent worldwide increase in volume, an improved product mix and a favorable impact of translating European currencies into U.S. dollars. Price increases did not have a significant impact on sales.

U.S. and Canadian Grocery Products sales increased 5 percent to $1.19 billion on a volume increase of 2 percent. Sales and volume growth were mainly driven by food service, Golden Grain products and grain-based snacks. International Grocery Products sales increased 11 percent to $449.4 million, due to a 6 percent volume increase, mainly for Gatorade thirst quencher, and a favorable currency translation impact.

Gross profit margin decreased to 49.6 percent from 51.1 percent in the prior year primarily due to product mix changes and, to a lesser extent, distribution and commodity cost increases. Selling, general and administrative (SG&A) expenses rose 14 percent to $693.6 million due mainly to a 16 percent increase in advertising and merchandising (A&M) expenses. A&M expenses were 28.3 percent of net sales in the first quarter of fiscal 1995, up from 26.1 percent in the first quarter of fiscal 1994. SG&A expenses for the first quarter of fiscal 1995 include a reserve of $18.4 million for estimated litigation costs related to a 1984 trademark lawsuit involving Gatorade thirst quencher advertising. (See Note 2 to the condensed consolidated financial statements for a detailed discussion.)

Consolidated operating income was $142.8 million compared to $182.1 million last year. U.S. and Canadian Grocery Products operating income was $135.3 million versus $161.6 million in fiscal 1993. The decrease reflects significant increases in A&M expenses across most businesses, primarily Gatorade thirst quencher in a period of competitive expansion of the category. Gatorade thirst quencher volume was even with the prior year's strong first quarter. For the near term, we expect Gatorade thirst quencher A&M spending to be higher than in the prior year. International Grocery Products operating income decreased to $7.5 million versus $20.5 million in the prior year mainly due to lower pet food volume in Europe, increased A&M expenses across many businesses and decreased operating income in Brazil, which was more than offset by reduced financing costs in that country.

The Company's reengineering programs announced in May 1994 are proceeding as planned. The Company will continue to focus on worldwide efficiency initiatives to improve its manufacturing, marketing, logistics and customer service processes while lowering costs and to more effectively utilize human and financial resources. These continuous improvement initiatives may lead to charges in future periods.

Interest, Foreign Exchange and Income Taxes

Net financing costs (net interest expense and foreign exchange losses) decreased $6.4 million, primarily as a result of improvements in the Brazilian economy. Net interest expense increased due to additional long-term debt, partially offsetting the improvements for Brazil. Through various hedging strategies, the Company will continue to try to mitigate the effects of foreign exchange fluctuations on its financial results, except in certain countries and in certain currencies where hedging opportunities are limited and costly.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company has evaluated its deferred tax assets and believes that future taxable income will be sufficient to realize these assets. A valuation allowance has been provided for the deferred tax assets not expected to be realized.

Liquidity and Capital Resources

Net cash provided by operating activities of $155.1 million and $169.8 million for the first quarter of fiscal 1995 and 1994, respectively, was well in excess of the Company's dividends and capital expenditures. Capital expenditures for the first quarter of fiscal 1995 and 1994 were $44.6 million and $36.5 million, respectively, with no material individual commitments outstanding.

During the first quarter of fiscal 1995, 0.3 million shares of the Company's outstanding common stock were repurchased for $22.5 million under a five million share repurchase program announced in August 1993.

One of the Company's financial objectives is to generate economic value through the use of leverage, while maintaining a solid financial position through strong operating cash flows. Short-term and long-term debt
(total debt) as of September 30, 1994 was $1.02 billion, an increase of $6.4 million from June 30, 1994. The total debt-to-total capitalization ratio was 67.8 percent and 68.8 percent as of September 30, 1994 and June 30, 1994, respectively.

Commercial paper has been the Company's primary source of short-term financing. Available levels of borrowings are adequate to meet the Company's working capital needs.

Accounting Change

Effective July 1, 1994, the Company adopted FASB Statement #112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption was a $4.1 million after-tax charge in the first quarter of fiscal 1995. The adoption of this statement will not have a material effect on operating results or cash flows in fiscal 1995 or in future years.

Subsequent Events

On November 2, 1994, the Company announced a definitive merger agreement to acquire Snapple Beverage Corp. for $1.7 billion cash or the equivalent of $14 per share. The purchase will be funded through bank borrowings. The Snapple business, with nearly $700 million in annual sales, will be combined with the Gatorade thirst quencher business. Under the terms of the merger agreement, a Company subsidiary will commence a cash tender offer, scheduled to begin November 4, 1994, for all outstanding Snapple shares at $14 per share. Shares not purchased in the tender offer will be acquired in a subsequent merger at the same price as soon as practicable after the completion of the tender offer. The Company also entered into an agreement with the holders of 68 percent of Snapple's stock, who agreed to tender their shares to the Company. The tender offer is subject to a number of conditions including the acquisition of a majority of Snapple's shares and the expiration of the waiting period under the Hart-Scott-Rodino Act. The Company also announced that it is evaluating the potential sale of its European pet food business and its Mexican chocolate business as part of realigning the Company's portfolio.



6(a).  See Exhibit 11.

Note 2 in Part I is incorporated by reference herein for Item I in Part II. All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 1994, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




The Quaker Oats Company
(Registrant)




Date  November 7, 1994        Terry G. Westbrook
                              Terry G. Westbrook
                            Senior Vice President and
                              Chief Financial Officer




Date  November 7, 1994        Thomas L. Gettings
                              Thomas L. Gettings
                              Vice President and
                              Corporate Controller






                                  EXHIBIT INDEX



            Exhibit                         Paper (P) or
            Number        Description      Electronic (E)

            (11)      Statement Re Computation  E
                      of Per Share Earnings