Form 10-Q
period 1994-12-31
QUAKER OATS CO
filed 1995-02-14
CIK 81371

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


     X  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934


                For the quarterly period ended December 31, 1994


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


                            YES   XX         NO _____


      The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on January 31, 1995, was 133,779,503.






                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



                                                           Page
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

      Condensed Consolidated Statements of Income
      and Reinvested Earnings for the Six and Three Months
      Ended December 31, 1994 and 1993                      3-4

      Condensed Consolidated Balance Sheets as of
      December 31, 1994 and June 30, 1994                     5

      Condensed Consolidated Statements of Cash
      Flows for the Six Months Ended
      December 31, 1994 and 1993                              6

      Net Sales and Operating Income by Segment for the Six and
      Three Months Ended December 31, 1994 and 1993           7

      Notes to Condensed Consolidated Financial Statements  8-10

    Item 2 - Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                              11-14

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                 15

    Item 4 - Submission of Matters to a Vote of Security-Holders 15-16

    Item 5 - Other Information                                 16

    Item 6 - Exhibits and Reports on Form 8-K                  16

SIGNATURES                                                     17

EXHIBIT INDEX


                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       AND REINVESTED EARNINGS (UNAUDITED)

                                                           Dollars in
                                                            Millions
                                                          (Except Per
                                                          Share Data)

                                                        Six Months Ended
                                                          December 31
                                                         1994      1993
Net sales                                              $3,144.3  $2,888.2
Cost of goods sold                                      1,616.4   1,419.9
Gross profit                                            1,527.9   1,468.3

Selling, general and administrative expenses            1,322.5   1,194.2
Interest expense - net                                     39.5      36.7
Foreign exchange loss - net                                 0.9      14.1
Income before income taxes and cumulative effect of
accounting change                                         165.0     223.3
Provision for income taxes                                 69.2      89.1
Income before cumulative effect of accounting change       95.8     134.2
Cumulative effect of accounting change - net of tax        (4.1)     ---

Net income                                                 91.7     134.2

Preferred dividends - net of tax                            2.0       2.0
Net Income Available for Common                         $  89.7   $ 132.2


Per Common Share:
Income before cumulative effect of accounting change      $0.70     $0.97
Cumulative effect of accounting change                    (0.03)      ---
Net income                                                $0.67     $0.97
Dividends declared                                        $0.57     $0.53

Average Number of Common Shares
Outstanding (in thousands)                              133,567   136,432

Reinvested Earnings:
Balance beginning of period                            $1,273.6  $1,190.1
Net income                                                 91.7     134.2
Dividends                                                 (77.7)    (72.5)
Common  stock issued for stock purchase
  and incentive plans                                       ---      (1.5)
Two-for-one stock split-up                               (420.0)      ---
Balance end of period                                  $  867.6  $1,250.3

   See accompanying notes to the condensed consolidated financial statements.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       AND REINVESTED EARNINGS (UNAUDITED)

                                                        Dollars in
                                                         Millions
                                                        (Except Per
                                                        Share Data)

                                                    Three Months Ended
                                                        December 31
                                                      1994      1993
Net sales                                           $1,507.9  $1,353.9
Cost of goods sold                                     791.2     670.1
Gross profit                                           716.7     683.8

Selling, general and administrative expenses           628.9     584.5
Interest expense - net                                  24.0      22.4
Foreign exchange loss - net                              0.9       6.5
Income before income taxes                              62.9      70.4
Provision for income taxes                              28.5      27.6

Net income                                              34.4      42.8

Preferred dividends - net of tax                         1.0       1.0
Net Income Available for Common                      $  33.4   $  41.8

Per Common Share:
Net income                                             $0.25     $0.31
Dividends declared                                     $0.285    $0.265

Average Number of Common Shares
Outstanding (in thousands)                           133,569   134,818

Reinvested Earnings:
Balance beginning of period                        $1,291.9  $1,244.8
Net income                                             34.4      42.8
Dividends                                             (39.1)    (36.0)
Common stock issued for stock purchase and
incentive plans                                         0.4      (1.3)
Two-for-one stock split-up                           (420.0)      ---
Balance end of period                              $  867.6  $1,250.3


   See accompanying notes to the condensed consolidated financial statements.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

Dollars in Millions                             December 31   June 30
                                                    1994        1994
Assets
Current Assets:
Cash and cash equivalents                        $103.0      $140.4
Trade accounts receivable - net of allowances     546.0       509.4
Inventories:
Finished goods                                    332.7       266.5
Grains and raw materials                          111.4        78.8
Packaging materials and supplies                   37.3        40.2
Total inventories                                 481.4       385.5
Other current assets                              226.5       218.3
Total Current Assets                            1,356.9     1,253.6
Other receivables and investments                 121.8        82.1
Property, plant and equipment                   2,282.6     2,125.9
Less accumulated depreciation                     949.5       911.7
Property - net                                  1,333.1     1,214.2
Intangible assets - net of amortization           561.9       493.4
Unallocated purchase costs                      1,687.4         ---
Total Assets                                   $5,061.1    $3,043.3

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term debt                                $1,886.6    $  211.3
Current portion of long-term debt                  45.1        45.4
Trade accounts payable                            334.4       406.3
Other current liabilities                         707.7       596.1
Total Current Liabilities                       2,973.8     1,259.1
Long-term Debt                                  1,025.9       759.5
Other Liabilities                                 516.1       481.4
Deferred Income Taxes                              75.6        82.2
Preferred Stock, Series B, no par value,
authorized 1,750,000 shares; issued 1,282,051
of $5.46 cumulative convertible shares
(liquidating preference of $78 per share)         100.0       100.0
Deferred Compensation                             (78.1)      (80.8)
Treasury Preferred Stock, at cost, 58,473
share and 47,817 shares, respectively              (4.9)       (3.9)

Common Shareholders' Equity:
Common stock, $5 par value, authorized
400,000,000shares and 200,000,000 shares,
respectively; issued 167,978,792 shares           840.0       420.0
Reinvested earnings                               867.6     1,273.6
Cumulative translation adjustment                 (90.0)      (75.4)
Deferred compensation                            (133.1)     (143.5)
Treasury common stock, at cost, 34,291,996
shares and 34,370,200 shares, respectively     (1,031.8)   (1,028.9)
Total Common Shareholders' Equity                 452.7       445.8
Total Liabilities and Shareholders' Equity     $5,061.1    $3,043.3

   See accompanying notes to the condensed consolidated financial statements.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                Dollars in Millions

                                                   Six Months Ended
                                                     December 31
                                                     1994       1993
Cash Flows from Operating Activities:
Net income                                        $  91.7    $ 134.2
Adjustments to reconcile net income to net
cash provided by operating activities:
Cumulative effect of accounting change                4.1        ---
Depreciation and amortization                        90.6       88.8
Deferred income taxes                                (4.4)       8.4
Loss on disposition of property and equipment         4.0        6.8
Decrease in trade accounts receivable                28.4       45.0
(Increase) decrease in inventories                   (6.0)      18.8
(Increase) in other current assets                   (0.3)     (29.2)
(Decrease) in trade accounts payable                (86.2)     (53.4)
(Decrease) in other current liabilities             (16.7)     (91.9)
Change in deferred compensation                      13.1       12.0
Other items                                          34.4       49.2
Net Cash Provided by Operating Activities           152.7      188.7


Cash Flows from Investing Activities:
Additions to property, plant and equipment         (119.3)     (75.9)
Purchase of businesses                           (1,827.2)     (89.6)
Change in other receivables and investments          (1.4)      (5.3)
Net Cash Used in Investing Activities            (1,947.9)    (170.8)


Cash Flows from Financing Activities:
Cash dividends                                      (77.7)    (72.5)
Change in short-term debt                         1,594.0     157.0
Proceeds from short-term debt to be refinanced      300.0       ---
Proceeds from long-term debt                          0.7     145.0
Reduction of long-term debt                         (50.5)    (63.6)
Issuance of common treasury stock                    14.0       5.0
Repurchases of common stock                         (22.5)   (192.7)
Repurchases of preferred stock                       (1.0)     (0.7)
Net Cash Provided by (Used in)
     Financing Activities                         1,757.0     (22.5)

Effect of Exchange Rate Changes on
     Cash and Cash Equivalents                        0.8      19.3

Net (Decrease) Increase in
     Cash and Cash Equivalents                      (37.4)     14.7

Cash and Cash Equivalents - Beginning of Year       140.4      61.0
Cash and Cash Equivalents - End of Quarter        $ 103.0   $  75.7


   See accompanying notes to the condensed consolidated financial statements. PAGE 7

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    NET SALES AND OPERATING INCOME BY SEGMENT
                                   (UNAUDITED)



                                                           Dollars in
                                                            Millions

                                       Net Sales        Operating Income


                                       Six Months          Six Months
                                         Ended               Ended
                                      December 31         December 31
                                    1994      1993       1994     1993
U.S. and Canadian
    Grocery Products              $2,202.7 $2,053.3     $208.1   $246.2
International Grocery Products       941.6    834.9       32.9     45.6
Total Sales/Operating Income      $3,144.3 $2,888.2      241.0    291.8


Less: General corporate expenses                          35.6     17.7
Interest expense - net                                    39.5     36.7
Foreign exchange loss - net                                0.9     14.1
Income before income taxes and cumulative
     effect of accounting change                        $165.0   $223.3





                                      Three Months        Three Months
                                         Ended               Ended
                                      December 31         December 31
                                      1994      1993      1994    1993
U.S. and Canadian
     Grocery Products              $1,015.7 $  925.3     $ 72.8   $ 84.6
International Grocery Products        492.2    428.6       25.4     25.1
Total Sales/Operating Income       $1,507.9 $1,353.9       98.2    109.7



Less: General corporate expenses                           10.4    10.4
Interest expense - net                                     24.0    22.4
Foreign exchange loss - net                                 0.9     6.5
Income before income taxes                               $ 62.9  $ 70.4



                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1994

Note 1 - Basis of Presentation

The condensed consolidated financial statements include The Quaker Oats Company and its subsidiaries (the "Company"). The condensed consolidated statements of income and reinvested earnings for the six and three months ended December 31, 1994 and 1993, the condensed consolidated balance sheet as of December 31, 1994, and the condensed consolidated statements of cash flows for the six months ended December 31, 1994 and 1993, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of December 31, 1994 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual report to shareholders for the fiscal year ended
June 30, 1994.

Certain previously reported amounts have been reclassified to conform to the current presentation.

Note 2 - Litigation

On December 18, 1990, Judge Prentice H. Marshall of the United States District Court for the Northern District of Illinois issued a memorandum opinion stating that the Court would enter judgment against the Company in favor of Sands, Taylor & Wood Co. The Court found that the use of the words "thirst aid" in advertising Gatorade thirst quencher infringed the Plaintiff's rights in the trademark THIRST-AID. On
July 9, 1991, Judge Marshall entered a judgment of $42.6 million, composed of $31.4 million in principal, plus prejudgment interest of $10.6 million and fees, expenses and costs of $0.6 million. The order enjoined use of the phrase "THIRST-AID" in connection with the advertising or sale of Gatorade thirst quencher in the United States. The Company subsequently appealed the judgment. On September 2, 1992, the Court of Appeals for the Seventh Circuit vacated the monetary award component of the District
Court's judgment. The appellate court affirmed the finding of infringement, but found that the monetary award was an inequitable "windfall" to the Plaintiff. The case was remanded to the District Court for further proceedings. The Company filed a request for rehearing that was denied.
The Company also filed a Petition for Certiorari with the U.S. Supreme
Court that was denied. On June 7, 1993, Judge Marshall issued a judgment on remand of $26.5 million, composed of $20.7 million in principal, prejudgment interest of $5.4 million and fees, expenses and costs of $0.4 million. The Company appealed this judgment to the Court of Appeals for the Seventh Circuit. On September 13, 1994, the Court of Appeals for the Seventh Circuit rendered an opinion affirming in part and remanding in part the District Court's judgment on remand of a $26.5 million monetary award. The Court of Appeals has affirmed the lower court's award of a reasonable royalty, but has again remanded the case to allow the District Court to explain the basis for and calculation of its royalty award. The Company's petition for a rehearing has been denied and the parties are awaiting Judge Marshall's decision on remand. Management, with advice from outside legal counsel, has determined that the Court of Appeals' opinion appears to indicate a range of exposure between $16 million and $27 million. The Company has recorded a reserve of $18.4 million for this litigation in the first quarter of fiscal 1995.
No amount had previously been recorded for this matter.

The Company is not a party to any other pending legal proceedings or environmental clean-up actions that it believes will have a material adverse effect on its financial position or results of operations.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1994

Note 3 - Acquisitions and Divestitures

On December 6, 1994, the Company purchased Snapple Beverage Corp. for
$1.7 billion. The acquisition was accounted for as a purchase and the results of Snapple are included in the consolidated financial statements since the date of acquisition. The excess purchase price over the fair value of assets acquired is being amortized over 40 years by the straight-line method. The allocation of the purchase price is based on preliminary estimates and assumptions. The allocation and amortization period are subject to revision once appraisals, evaluations and other studies of the fair value of Snapple's assets and liabilities are completed.

The following pro forma results present combined historical financial information as if Snapple was acquired at the beginning of each period.

Dollars in Millions
(Unaudited)                         Six Months Ended
                                      December 31
                                     1994      1993

Net sales                          $3,415.9   $3,208.8
Income before cumulative effect
  of accounting change                $62.2     $139.6
Net income                            $58.1     $139.6

Per share:
Income before cumulative effect of
 accounting change                     $0.45     $1.01
Net income                             $0.42     $1.01

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed at the beginning of each period, nor are they necessarily indicative of future consolidated results.

In November 1994, the Company purchased the Adria pasta business in Brazil. Pro forma information for Adria is not included above because it is not significant. In December 1994, the Company signed an agreement to sell its Mexican chocolate business to Nescalin S. A. de C.V., a subsidiary of Nestle S.A. The sale is subject to certain conditions including regulatory approval by the Mexican government. The transaction is expected to be finalized by the end of the fiscal year.

Note 4 - Two-for-one Stock Split-up

On September 14, 1994, the Board of Directors declared a two-for-one stock split-up, subject to the adoption by shareholders of a proposed charter amendment which would increase the authorized shares of common stock from 200 million to 400 million. The authorized share increase was approved and shareholders of record on November 9, 1994, received an additional share of common stock for each share held. All per share information has been retroactively restated. As a result of the increase in issued shares, common stock has been increased and reinvested earnings has been decreased by $420.0 million.


Note 5 - Accounting Change

Effective July 1, 1994, the Company adopted FASB Statement #112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption was a $6.8 million pretax charge, or $4.1 million after-tax, in the first quarter of fiscal 1995. The adoption of this statement will not have a material effect on operating results or cash flows in fiscal 1995 or in future years.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1994


Note 6 - Short-term Debt to be Refinanced

The condensed consolidated balance sheet as of December 31, 1994 includes the reclassification of $300.0 million of short-term borrowings to long-term debt, reflecting the Company's intent and ability to refinance this debt on a long-term basis.

Note 7 - Subsequent Events

On February 3, 1995, the Company announced a definitive agreement to sell its European pet foods business to Dalgety PLC for $700.0 million. On February 6, 1995, the Company announced a definitive agreement to sell its U.S. and Canadian pet food businesses to H. J. Heinz Company for $725.0 million. Both transactions are subject to certain conditions including the receipt of appropriate regulatory approval. On
January 31, 1995, the Company purchased the assets of Nile Spice Foods, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Six Months Ended December 31, 1994 Compared with
Six Months Ended December 31, 1993

Operating Results

Consolidated net sales for the first six months of fiscal 1995 were $3.14 billion, up 9 percent from the first six months of fiscal 1994. The increase in net sales reflects a 6 percent worldwide increase in volume, including acquisitions, and a favorable impact of translating European currencies into U.S. dollars. Price increases did not have a significant impact on sales.

U.S. and Canadian Grocery Products sales increased 7 percent to $2.20 billion on a volume increase of 4 percent. Sales and volume growth were mainly driven by increases in food service, ready-to-eat cereals, grain-based snacks and the acquisition of Snapple in December 1994. International Grocery Products sales increased 13 percent to $941.6 million, due in part to the favorable effect of stronger European currencies.
Volume increased 9 percent, mainly in Brazil and for Gatorade thirst quencher throughout Latin America. Brazilian volume increases were due to the positive effects of the new economic plan and the acquisition of the Adria pasta business in November 1994.

Gross profit margin decreased to 48.6 percent from 50.8 percent in the prior year primarily due to product mix changes and commodity cost increases. Selling, general and administrative (SG&A) expenses rose 11 percent to $1.32 billion due mainly to a 13 percent increase in advertising and merchandising (A&M) expenses. A&M expenses were
27.7 percent of net sales in the first six months of fiscal 1995, up from
26.7 percent in the first six months of fiscal 1994. SG&A expenses for the first six months of fiscal 1995 included a provision of $18.4 million for estimated litigation costs related to a 1984 trademark lawsuit involving Gatorade thirst quencher advertising. (See Note 2 to the condensed consolidated financial statements for a detailed discussion.)

Consolidated operating income was $241.0 million compared to $291.8 million last year. U.S. and Canadian Grocery Products operating income was $208.1 million versus $246.2 million in fiscal 1994. The decrease reflects significant increases in A&M expenses across most businesses, particularly for Gatorade thirst quencher in a period of competitive expansion of the category. Gatorade thirst quencher volume increased
2 percent compared to the prior year's strong first six months.

International Grocery Products operating income decreased to $32.9 million versus $45.6 million in the prior year. The decrease was mainly due to increased A&M expenses across many businesses and decreased operating income in Brazil, which was more than offset by reduced financing costs in that country. In December, the Company signed an agreement to sell its Mexican chocolate business. The sale is subject to certain conditions including regulatory approval by the Mexican government. The transaction is expected to be finalized by the end of the fiscal year. The recent devaluation of the Mexican peso may have an impact on the
Company's foreign currency expense.   The effect is not expected to be
material to annual results.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)



Interest, Foreign Exchange and Income Taxes

Net financing costs decreased $10.4 million, mainly resulting from reduced inflation in Brazil. Increases in interest expense as a result of the Snapple acquisition partially offset the improvements in Brazil. Through various hedging strategies, the Company will continue to try to mitigate the effects of foreign exchange fluctuations on its financial results, except in certain countries and in certain currencies where hedging opportunities are limited and costly.

The effective tax rate for the first six months of fiscal 1995 was 41.9 percent as compared to 39.9 percent in fiscal 1994. The increase results from non-deductible goodwill amortization related to the Snapple acquisition. The Company has evaluated its deferred tax assets and believes that future taxable income will be sufficient to realize these assets. A valuation allowance has been provided for the deferred tax assets not expected to be realized.

Three Months Ended December 31, 1994 Compared with
Three Months Ended December 31, 1993

Operating Results

Consolidated net sales for the second quarter of fiscal 1995 were $1.51 billion, up 11 percent from the second quarter of fiscal 1994, primarily due to volume increases, the acquisitions of Snapple and Adria and a favorable impact of translating European currencies into U.S. dollars. Volume increased 10 percent. Price increases did not have a significant impact on sales.

U.S. and Canadian Grocery Products sales increased 10 percent to $1.02 billion on a volume increase of 8 percent. The increases resulted mainly from food service and ready-to-eat cereal growth and the inclusion of Snapple. International Grocery Products sales increased 15 percent to $492.2 million, partly due to stronger European currencies. Volume increased 12 percent led by Latin American Gatorade thirst quencher and Brazilian grocery products, the latter due to the positive effects of the new economic plan and the inclusion of Adria.

Gross profit margin decreased to 47.5 percent from 50.5 percent in the prior year mainly resulting from product mix changes and commodity cost increases. SG&A expenses increased 8 percent to $628.9 million due mainly to a 10 percent increase in A&M expenses. A&M expenses were
27.0 percent of sales, a slight decrease from last year.

Consolidated operating income was $98.2 million compared to $109.7 million last year. U.S. and Canadian Grocery Products operating income was $72.8 million versus $84.6 million in fiscal 1994. The decrease reflects increases in A&M expenses across most businesses. International Grocery Products operating income increased to $25.4 million compared to $25.1 million in the prior year. The increase results from improvements in pet foods and cereals operating income in Europe offset by decreased operating income in Brazil, which was more than offset by reduced financing costs in that country.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)



Effect of Acquisitions and Divestitures

Interest expense and goodwill amortization will increase significantly in a period of seasonally low operating income for Snapple, which is expected to result in lower third quarter earnings than in the prior year. The divestitures of the pet food businesses (see Subsequent Events below) and the Mexican chocolate business will most likely occur in the fourth quarter.

Interest, Foreign Exchange and Income Taxes

Net financing costs decreased $4.0 million, primarily due to reduced inflation in Brazil. Partially offsetting the improvements in Brazil were increases in interest expense as a result of the Snapple acquisition.

The effective tax rate in the second quarter was 45.3 percent versus 39.2 percent in the second quarter of fiscal 1994. The increase in the effective tax rate was mainly due to a catch-up adjustment in the quarter because of non-deductible goodwill amortization related to the Snapple acquisition.

Liquidity and Capital Resources

On December 6, 1994, the Company acquired Snapple Beverage Corp.
for $1.7 billion. The acquisition was financed with commercial paper borrowings, which are supported by three revolving credit facilities entered into as of November 30, 1994. The three revolving credit facilities consist of a $600.0 million five-year annually extendable revolving credit facility, a $1.2 billion 364-day annually extendable revolving credit facility which may, at the Company's option, be converted into a two-year term loan, and a $600.0 million 364-day annually extendable revolving credit facility. The consolidated balance sheet as of December 31, 1994 includes the reclassification of $300.0 million of short-term borrowings to long-term debt, reflecting the Company's intent and ability to refinance this debt on a long-term basis.

Short-term and long-term debt (total debt) as of December 31, 1994 was $2.96 billion, up $1.94 billion from June 30, 1994, due to the Snapple acquisition. The total debt-to-total capitalization ratio was 86.3 percent and 68.8 percent as of December 31, 1994 and June 30, 1994, respectively.

Net cash provided by operating activities was $152.7 million and $188.7 million for the first six months of fiscal 1995 and 1994, respectively.
The decrease between years results mainly from lower net income.
In the near-term, the Company will have a significant increase in interest expense related to the Snapple acquisition as well as investing in the growth of the business, both of which will decrease cash flow from operations. If the sales of the pet food businesses (see Subsequent Events below) and the Mexican chocolate business occur as currently scheduled, including the receipt of appropriate regulatory approvals, the cash proceeds from the sales of approximately $1 billion will result in a reduction of outstanding debt and related interest expense. However, the cash proceeds may not be received until late fiscal 1995 or later.
Net cash flow from operating activities for fiscal 1995 is expected to exceed dividends and capital expenditures. Capital expenditures for the first six months of fiscal 1995 and 1994 were $119.3 million and $75.9 million, respectively, with no material individual commitments outstanding.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)



During the first quarter of fiscal 1995, 0.6 million shares of the Company's outstanding common stock were repurchased for $22.5 million under a ten million share repurchase program announced in August 1993. (The share information has been restated for the November 1994 two-for-one stock split-up.)

Accounting Change

Effective July 1, 1994, the Company adopted FASB Statement #112,
"Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption was a $4.1 million after-tax charge in the first quarter of fiscal 1995. The adoption of this statement will not have a material effect on operating results or cash flows in fiscal 1995 or in future years.

Subsequent Events

On February 3, 1995, the Company announced a definitive agreement to sell its European pet food business to Dalgety PLC for $700.0 million. On February 6, 1995, the Company announced a definitive agreement to sell its U.S. and Canadian pet food businesses to H. J. Heinz Company for $725.0 million. Both transactions are subject to certain conditions including the receipt of appropriate regulatory approval.

                           PART II - OTHER INFORMATION

Item 1    Legal Proceedings

     Note 2 in Part I is incorporated by reference herein.

Item 4    Submission of Matters to a Vote of Security-Holders.

(a) The Company's Annual Meeting of Shareholders was held on November 9, 1994. Represented at the Meeting, either in person or by proxy, were 61,397,055
voting shares, of a total 68,043,459    voting shares outstanding.  The
matters voted upon at the Meeting are described in (c) below.

(c)(i) To elect four directors in Class II to serve for three-year terms expiring in November 1997 or until their successors are elected and qualified. All nominees are named below.

     -    Judy C. Lewent
          Votes For Election - 60,355,387
          Votes Withheld - 1,041,668

     -    Philip A. Marineau
          Votes For Election - 60,271,793
          Votes Withheld - 1,125,262

     -    Luther C. McKinney
          Votes For Election - 60,309,943
          Votes Withheld - 1,087,112

     -    Gertrude G. Michelson
          Votes For Election - 60,220,592
          Votes Withheld - 1,176,463

There were no votes against, abstentions or broker non-votes with respect to the election of any nominee named above.

(ii) To ratify the Board of Directors' appointment of Arthur Andersen LLP as independent public accountants for the Company for fiscal 1995.

          Votes For Proposal - 60,406,634
          Votes Against Proposal - 523,411
          Votes Abstaining - 467,010
          Broker Non-Votes - 0
          Votes Withheld - 0

(iii) To amend The Quaker Long Term Incentive Plan of 1990 to increase by
4.0 million shares the number of shares which may be granted under the Plan.

          Votes For Proposal - 42,892,244
          Votes Against Proposal - 10,980,792
          Votes Abstaining - 878,142
          Broker Non-Votes - 6,645,877
          Votes Withheld - 0

                           PART II - OTHER INFORMATION
                                   (continued)

Item 4 (continued)


(iv) To amend The Quaker Long Term Incentive Plan of 1990 to permit stock option exercises for up to five years following retirement or death.

          Votes for Proposal - 48,571,435
          Votes Against Proposal - 11,965,298
          Votes Abstaining - 858,821
          Broker Non-Votes - 1,501
          Votes Withheld - 0

(v) To amend the Company's restated Certificate of Incorporation to increase by 200 million the number of authorized shares of common stock.

          Votes for Proposal - 55,641,162
          Votes Against Proposal - 5,133,494
          Votes Abstaining - 620,898
          Broker Non-Votes - 1,501
          Votes Withheld - 0

(vi) To consider a shareholder proposal concerning annual election of directors.

          Votes for Proposal - 14,556,593
          Votes Against Proposal - 39,169,040
          Votes Abstaining - 1,029,040
          Broker Non-Votes - 6,642,382
          Votes Withheld - 0

Item 5    Other Information

The Company hereby amends its Current Report on Form 8-K filed
December 19, 1994 to include required financial statements and pro forma information for the Snapple Beverage Corp. acquisition. See Exhibit 99 to this Form 10-Q.

Note 7 in Part I is incorporated by reference herein.

Item 6 Exhibits and Reports on Form 8-K

Item 6(a) See Exhibit 11.

Item 6(b) A report on Form 8-K was filed on December 19, 1994, reporting the acquisition of Snapple Beverage Corp.


All other items in Part II are either inapplicable to the Company during the quarter ended December 31, 1994, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            The Quaker Oats Company
                                 (Registrant)




Date  February 14, 1995                           Terry G. Westbrook
                                                  Terry G. Westbrook
                                                Senior Vice President and
                                                 Chief Financial Officer




Date  February 14, 1995                           Thomas L. Gettings
                                                  Thomas L. Gettings
                                                  Vice President and
                                                 Corporate Controller






                        EXHIBIT INDEX



            Exhibit                         Paper (P) or
            Number        Description      Electronic (E)

            (11)      Statement Re Computation      E
                      of Per Share Earnings

            (27)      Financial Data Schedule       E
                      (submitted to the Securities
                      and Exchange Commission
                      in electronic format)