Form 10-Q/A
period 1994-12-31
QUAKER OATS CO
filed 1995-05-01
CIK 81371

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

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



Part II, Item 5 of Form 10-Q as of December 31, 1994, filed with the SEC on February 13, 1995 is hereby amended to read in its entirety:


Item 5    Other Information

       Note 7 in Part I is incorporated by reference herein.




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            The Quaker Oats Company
                                 (Registrant)







Date  May 1, 1995             Thomas L. Gettings
                              Thomas L. Gettings
                              Vice President and
                              Corporate Controller