Form 10-Q
period 1995-03-31
QUAKER OATS CO
filed 1995-05-12
CIK 81371

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


    X  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934


                 For the quarterly period ended March 31, 1995


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


                           YES   XX         NO _____


      The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on April 30, 1995, was 134,077,427.







                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                              INDEX TO FORM 10-Q



                                                            Page
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

      Condensed Consolidated Statements of Income
      and Reinvested Earnings for the Nine and Three Months
      Ended March 31, 1995 and 1994                          3-4

      Condensed Consolidated Balance Sheets as of
      March 31, 1995 and June 30, 1994                         5

      Condensed Consolidated Statements of Cash
      Flows for the Nine Months Ended
      March 31, 1995 and 1994                                  6

      Net Sales and Operating Income by Segment for the Nine
      and Three Months Ended March 31, 1995 and 1994           7

      Notes to Condensed Consolidated Financial Statements  8-10

    Item 2 - Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                             11-14

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                15

    Item 5 - Other Information                                15

    Item 6 - Exhibits and Reports on Form 8-K                 15

SIGNATURES                                                    16

EXHIBIT INDEX












                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND REINVESTED EARNINGS (UNAUDITED)

                                                Dollars in Millions
                                                    (Except Per
                                                    Share Data)

                                                 Nine Months Ended
                                                     March 31
                                                   1995      1994
Net sales                                       $4,777.8  $4,337.4
Cost of goods sold                               2,487.4   2,121.4
Gross profit                                     2,290.4   2,216.0

Selling, general and administrative expenses     1,969.4   1,789.0
Gains on divestitures                             (517.9)      ---
Interest expense - net                              84.0      63.3
Foreign exchange loss - net                          3.5      19.0
Income before income taxes and cumulative
  effect of accounting change                      751.4     344.7
Provision for income taxes                         289.5     136.7
Income before cumulative effect of
  accounting change                                461.9     208.0
Cumulative effect of accounting change - net
  of tax                                            (4.1)      ---

Net income                                         457.8     208.0

Preferred dividends - net of tax                     3.0       3.1
Net Income Available for Common                 $  454.8  $  204.9



Per Common Share:
  Income before cumulative effect of
    accounting change                             $ 3.43    $ 1.51
  Cumulative effect of accounting change          $(0.03)   $  ---
  Net income                                      $ 3.40    $ 1.51
  Dividends declared                              $0.855    $0.795

Average Number of Common Shares
  Outstanding (in thousands)                     133,655   135,662

Reinvested Earnings:
  Balance beginning of period                   $1,273.6  $1,190.1
  Net income                                       457.8     208.0
  Dividends                                       (116.4)   (108.5)
  Common stock issued for stock purchase
    and incentive plans                             (1.3)     (2.6)
  Two-for-one stock split-up                      (420.0)      ---
  Balance end of period                         $1,193.7  $1,287.0

  See accompanying notes to the condensed consolidated financial statements.


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND REINVESTED EARNINGS (UNAUDITED)


                                                   Dollars in
                                                    Millions
                                                  (Except Per
                                                  Share Data)

                                               Three Months Ended
                                                    March 31
                                                  1995      1994
Net sales                                      $1,633.5  $1,449.2
Cost of goods sold                                871.0     701.5
Gross profit                                      762.5     747.7

Selling, general and administrative expenses      646.9     594.8
Gains on divestitures                            (517.9)      ---
Interest expense - net                             44.5      26.6
Foreign exchange loss - net                         2.6       4.9
Income before income taxes                        586.4     121.4
Provision for income taxes                        220.3      47.6

Net income                                        366.1      73.8

Preferred dividends - net of tax                    1.0       1.1
Net Income Available for Common                $  365.1   $  72.7

Per Common Share:
  Net income                                    $  2.73    $ 0.54
  Dividends declared                            $ 0.285    $0.265

Average Number of Common Shares
  Outstanding (in thousands)                    133,818   133,848

Reinvested Earnings:
  Balance beginning of period                  $  867.6  $1,250.3
  Net income                                      366.1      73.8
  Dividends                                       (38.7)    (36.0)
  Common stock issued for stock purchase
    and incentive plans                            (1.3)     (1.1)
  Balance end of period                        $1,193.7  $1,287.0


  See accompanying notes to the condensed consolidated financial statements.






PAGE 5
                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                              March 31    June 30
Dollars in Millions                               1995       1994
Assets
Current Assets:
  Cash and cash equivalents                     $  105.6   $  140.4
  Trade accounts receivable -
     net of allowances                             564.3      509.4
  Inventories:
    Finished goods                                 329.4      266.5
    Grains and raw materials                        94.3       78.8
    Packaging materials and supplies                54.7       40.2
      Total inventories                            478.4      385.5
  Other current assets                             251.2      218.3
      Total Current Assets                       1,399.5    1,253.6
Other receivables and investments                  112.5       82.1
Property, plant and equipment                    2,195.3    2,125.9
Less accumulated depreciation                      909.7      911.7
    Property - net                               1,285.6    1,214.2
Intangible assets-net of amortization              489.5      493.4
Unallocated purchase costs                       1,676.9        ---
       Total Assets                             $4,964.0   $3,043.3
Liabilities and Shareholders' Equity
Current Liabilities:
  Short-term debt                               $1,181.1   $  211.3
  Current portion of long-term debt                 35.8       45.4
  Trade accounts payable                           387.8      406.3
  Income taxes payable                             270.1       40.6
  Other current liabilities                        621.3      555.5
      Total Current Liabilities                  2,496.1    1,259.1
Long-term Debt                                   1,107.3      759.5
Other Liabilities                                  516.7      481.4
Deferred Income Taxes                               38.9       82.2
Preferred Stock, Series B, no par
 value, authorized 1,750,000 shares;
 issued 1,282,051 of $5.46 cumulative
 convertible shares (liquidating
 preference of $78 per share)                      100.0      100.0
Deferred Compensation                              (74.9)     (80.8)
Treasury Preferred Stock, at cost, 69,697
 shares and 47,817 shares, respectively             (5.4)      (3.9)
Common Shareholders' Equity:
 Common stock, $5 par value,
  authorized 400,000,000 shares and
  200,000,000 shares, respectively;
  issued 167,978,792 shares                        840.0      420.0
 Reinvested earnings                             1,193.7    1,273.6
 Cumulative translation adjustment                 (91.7)     (75.4)
 Deferred compensation                            (132.6)    (143.5)
 Treasury common stock,at cost,34,036,663
 shares& 34,370,200 shares,respectively         (1,024.1)  (1,028.9)
  Total Common Shareholders' Equity                785.3      445.8
Total Liabilities & Shareholders'Equity         $4,964.0   $3,043.3

See accompanying notes to the condensed consolidated financial statements.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Dollars in Millions

                                                          Nine Months Ended
                                                              March 31
                                                          1995        1994
Cash Flows from Operating Activities:
  Net income                                            $ 457.8    $  208.0
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Cumulative  effect  of  accounting change              4.1         ---
     Depreciation and amortization                        146.1       131.3
     Deferred income taxes                                 (3.2)        7.6
     Gains on divestitures                               (517.9)        ---
     Loss on disposition of property and equipment          8.3         9.5
     Decrease (increase) in trade accounts receivable      15.5       (32.9)
     (Increase) in inventories                            (45.4)      (30.1)
     (Increase) decrease in other current assets          (34.6)        0.6
     (Decrease) increase in trade accounts payable        (40.4)       15.5
     Increase (decrease) in other current liablilities    178.1       (36.7)
     Change in deferred compensation                       16.8        15.0
      Other items                                          28.3        62.5
         Net Cash Provided by Operating Activities        213.5       350.3

Cash Flows from Investing Activities:
 Additions to property, plant and equipment              (190.2)     (116.0)
 Purchase of businesses                                (1,871.8)      (96.3)
 Sale of businesses                                       730.3         4.2
 Change in other receivables and investments                0.9        (9.0)
          Net Cash Used in Investing Activities        (1,330.8)     (217.1)

Cash Flows from Financing Activities:
 Cash dividends                                         (116.4)      (108.5)
 Change in short-term debt                               888.4        107.2
 Proceeds from short-term debt to be refinanced          400.0          ---
 Proceeds from long-term debt                              0.8        187.0
 Reduction of long-term debt                             (85.4)       (99.8)
 Issuance of common treasury stock                        18.0          6.8
 Repurchases of common stock                             (22.5)      (197.2)
 Repurchases of preferred stock                           (1.5)        (0.9)
          Net Cash Provided by (Used in)
            Financing Activities                       1,081.4       (105.4)

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                     1.1         10.8

Net (Decrease) Increase in Cash and Cash Equivalents     (34.8)        38.6

Cash and Cash Equivalents - Beginning of Year            140.4         61.0
Cash and Cash Equivalents - End of Quarter            $  105.6      $  99.6

See accompanying notes to the condensed consolidated financial statements.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                   NET SALES AND OPERATING INCOME BY SEGMENT
                                  (UNAUDITED)



                                                       Dollars in Millions

                                                Net Sales        Operating Income


                                               Nine Months            Nine Months
                                                  Ended                  Ended
                                                 March 31               March 31
                                             1995        1994        1995      1994
U.S. and Canadian Grocery Products           $3,379.4  $3,096.2    $ 833.4  $ 377.4
International Grocery Products                1,398.4   1,241.2       54.8     79.3
Total Sales/Operating Income                 $4,777.8  $4,337.4      888.2    456.7


Less: General corporate expenses                                      49.3     29.7
      Interest expense - net                                          84.0     63.3
      Foreign exchange loss - net                                      3.5     19.0
Income before income taxes and
   cumulative effect of accounting change                          $ 751.4  $ 344.7




                                                Three Months           Three Months
                                                    Ended                  Ended
                                                   March 31              March 31
                                                 1995      1994        1995      1994
U.S. and Canadian Grocery Products            $1,176.7   $1,042.9    $625.3     $131.2
International Grocery Products                   456.8      406.3      21.9       33.7
Total Sales/Operating Income                  $1,633.5   $1,449.2     647.2      164.9


Less: General corporate expenses                                       13.7       12.0
      Interest expense - net                                           44.5       26.6
      Foreign exchange loss - net                                       2.6        4.9
Income before income taxes                                           $586.4     $121.4







                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1995

Note 1 - Basis of Presentation

The condensed consolidated financial statements include The Quaker Oats Company and its subsidiaries (the "Company"). The condensed consolidated statements of income and reinvested earnings for the nine and three months ended March 31, 1995 and 1994, the condensed consolidated balance sheet as of March 31, 1995, and the condensed consolidated statements of cash flows for the nine months ended March 31, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1995 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual report to shareholders for the fiscal year ended June 30, 1994.

Certain previously reported amounts have been reclassified to conform to the current presentation.

Note 2 - Litigation

On December 18, 1990, Judge Prentice H. Marshall of the United States District Court for the Northern District of Illinois issued a memorandum opinion stating that the Court would enter judgment against the Company in favor of Sands, Taylor & Wood Co. The Court found that the use of the words "thirst aid" in advertising Gatorade thirst quencher infringed the Plaintiff's rights in the trademark THIRST-AID. On July 9, 1991, Judge Marshall entered a judgment of $42.6 million, composed of $31.4 million in principal, plus prejudgment interest of $10.6 million and fees, expenses and costs of $0.6 million. The order enjoined use of the phrase "THIRST-AID" in connection with the advertising or sale of Gatorade thirst quencher in the United States. The Company subsequently appealed the judgment. On September 2, 1992, the Court of Appeals for the Seventh Circuit vacated the monetary award component of the District Court's judgment. The appellate court affirmed the finding of infringement, but found that the monetary award was an inequitable "windfall" to the Plaintiff. The case was remanded to the District Court for further proceedings. The Company filed a request for rehearing that was denied. The Company also filed a Petition for Certiorari with the U.S. Supreme Court that was denied. On June 7, 1993, Judge Marshall issued a judgment on remand of $26.5 million, composed of $20.7 million in principal, prejudgment interest of $5.4 million and fees, expenses and costs of $0.4 million. The Company appealed this judgment to the Court of Appeals for the Seventh Circuit. On September 13, 1994, the Court of Appeals for the Seventh Circuit rendered an opinion affirming in part and remanding in part the District Court's judgment on remand of a $26.5 million monetary award. The Court of Appeals affirmed the lower court's award of a reasonable royalty, but again remanded the case to allow the District Court to explain the basis for and calculation of its royalty award. On April 11, 1995, Judge Marshall ruled again, affirming his prior ruling, and the Company plans to appeal again. Management, with advice from outside legal counsel, has determined that the Court of Appeals' opinion appears to indicate a range of exposure between $16 million and $27 million. The Company recorded a provision of $18.4 million for this litigation in the first quarter of fiscal 1995. No amount had previously been recorded for this matter.

The Company is not a party to any other pending legal proceedings or environmental clean-up actions that it believes will have a material adverse effect on its financial position or results of operations.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1995

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

On February 6, 1995, the Company announced a definitive agreement to sell its North American pet foods business to H. J. Heinz Company for $725.0 million. This transaction was completed on March 14, 1995. On February 3, 1995, the Company announced a definitive agreement to sell its European pet foods business to Dalgety PLC for $700.0 million. This transaction was completed on April 24, 1995.

Included as an exhibit to this Form 10-Q are unaudited pro forma combined historical results as if Snapple was acquired and the pet food businesses were divested at the beginning of fiscal 1995. The balance sheet as of March 31, 1995 reflects the acquisition of Snapple and the divestiture of the North American pet foods business, but does not reflect the divestiture of the
European pet foods business. Also included in the attached exhibit is unaudited pro forma combined balance sheet information as if the divestiture of the European pet foods business had occurred on March 31, 1995. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition and divestitures had been completed at the beginning of fiscal 1995 or as of March 31, 1995, nor are they necessarily indicative of future consolidated results.

In November 1994, the Company purchased the Adria pasta business in Brazil and on January 31, 1995, the Company purchased the assets of Nile Spice Foods, Inc. Pro forma information for Adria and Nile Spice is not included above because it is not significant. In December 1994, the Company signed an agreement to sell its Mexican chocolate business to Nescalin S. A. de C.V., a subsidiary of Nestle S.A. This transaction was completed on May 12, 1995.

Note 4 - Two-for-one Stock Split-up

On November 9, 1994, shareholders of record received an additional share of common stock for each share held, pursuant to a two-for-one stock split-up approved by the Board of Directors. All per share information has been retroactively restated. Authorized shares have been increased from 200 million to 400 million, pursuant to shareholder approval on November 9, 1994. As a result of the increase in issued shares, common stock has been increased and reinvested earnings has been decreased by $420.0 million.

Note 5 - Revolving Credit Facilities

In May 1995, the Company changed its revolving credit facilities. The facilities now consist of a $600.0 million five-year annually extendible revolving credit facility and a $900.0 million 364-day annually extendible revolving credit facility which may, at the Company's option, be converted into a two-year term loan.

Note 6 - Accounting Change

Effective July 1, 1994, the Company adopted FASB Statement #112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption was a $6.8 million pretax charge, or $4.1 million after-tax, in the first quarter of fiscal 1995. The adoption of this statement will not have a material effect on operating results or cash flows in fiscal 1995 or in future years.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1995

Note 7 - Short-term Debt to be Refinanced

The condensed consolidated balance sheet as of March 31, 1995 includes the reclassification of
$400.0 million of short-term debt to long-term debt, reflecting the Company's intent and ability to refinance this debt on a long-term basis. In April 1995, the Company began issuing medium-term notes following the filing of a prospectus supplement with the Securities and Exchange Commission for the intended issuance of $400.0 million of medium-term notes, under a shelf registration covering $600.0 million of debt securities filed in fiscal 1990. In fiscal 1994, $200.0 million of medium-term notes were issued under the shelf registration.

Note 8 - Subsequent Events

On May 1, 1995, the Company signed a definitive agreement to sell the Van Camp's pork and beans and Wolf Brand chili businesses to Hunt-Wesson, Inc., a subsidiary of ConAgra, Inc. The sale is subject to certain conditions precedent, including receipt of appropriate regulatory approval. The transaction is expected to be finalized by the end of the fiscal year.

On May 10, 1995, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31, effective the calendar year beginning January 1, 1996. A six-month fiscal transition period from July 1, 1995 through December 31, 1995, will precede the start of the new calendar-year cycle. The Company will file a Form 10-K no later than March 31, 1996 covering the six-month transition period from July 1, 1995 through December 31, 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended March 31, 1995 Compared with
Nine Months Ended March 31, 1994

Operating Results

Consolidated net sales for the first nine months of fiscal 1995 were $4.78 billion, up 10 percent from the first nine months of fiscal 1994. The increase in net sales reflects an 11 percent worldwide increase in volume, including acquisitions, and a favorable impact of translating European currencies into U.S. dollars. Price increases did not have a significant impact on sales.

U.S. and Canadian Grocery Products sales increased 9 percent to $3.38 billion on a volume increase of 10 percent. Sales and volume growth were mainly driven by the acquisition of Snapple in December 1994 and by increases in food service and Gatorade thirst quencher, partly reduced by decreases in hot cereals and pet foods. The sale of the North American pet food business was completed on March 14, 1995. International Grocery Products sales increased 13 percent to
$1.40 billion, due mainly to volume increases and to the favorable effect of stronger European currencies. Volume increased 13 percent, primarily in Brazil and for Gatorade thirst quencher throughout Latin America. Brazilian volume increases were due to the acquisition of the Adria pasta business in November 1994 and the positive effects of the new economic plan in that country.

Gross profit margin decreased to 47.9 percent of sales from 51.1 percent in the prior year primarily due to the effect of acquisitions, other product mix changes and commodity cost increases. Selling, general and administrative (SG&A) expenses rose 10 percent to $1.97 billion due mainly to an 11 percent increase in advertising and merchandising (A&M) expenses. A&M expenses were
26.8 percent of net sales in the first nine months of fiscal 1995, up slightly from 26.6 percent in the first nine months of fiscal 1994. SG&A expenses for the first nine months of fiscal 1995 included a provision of $18.4 million for estimated litigation costs related to a 1984 trademark lawsuit involving
Gatorade thirst quencher advertising. (See Note 2 to the condensed consolidated financial statements for a detailed discussion.)

Consolidated operating income was $888.2 million compared to $456.7 million last year. Included in fiscal 1995 operating income was a $513.0 million gain on the sale of the North American pet food business and a $4.9 million gain on the sale of the Mellona honey business in Holland. Excluding the gains on divestitures, consolidated operating income was $370.3 million. U.S. and Canadian Grocery Products operating income excluding the gain on divestiture of the North American pet food business was $320.4 million versus $377.4 million in fiscal 1994. The decrease reflects significant increases in A&M expenses across most major businesses, particularly Gatorade thirst quencher, and lower operating results for hot cereals.

International Grocery Products operating income excluding the gain on divestiture of the Mellona honey business in Holland decreased to $49.9 million versus $79.3 million in the prior year. The decrease was mainly due to lower operating income in Brazil, which was more than offset by reduced financing costs in that country.

In March 1995, the Company announced that the pending divestitures of its North American and European pet food businesses would necessitate further realignment of physical and human resources for its existing businesses and will result in a charge in the fourth quarter of fiscal 1995. These measures are to reduce overhead expenditures and will include the elimination of about 600 positions. The amount of the charge is expected to be approximately $75 million to $90 million, or $0.35 per share to $0.40 per share.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Interest, Foreign Exchange and Income Taxes

Net financing costs were $87.5 million, an increase of $5.2 million. Increases in interest expense for the Snapple acquisition borrowings were mostly offset by the positive effects of reduced inflation in Brazil. Fourth quarter interest expense is expected to decrease as compared to the third quarter because the after-tax proceeds on the North American and European pet food and Mexican chocolate divestitures and the anticipated Van Camp's beans and Wolf Brand chili divestitures (see Subsequent Events below) are expected to reduce short-term debt by approximately $1.2 billion by the end of fiscal 1995. (The after-tax proceeds on the North American pet food divestiture are already reflected in the March 31, 1995 balance sheet.)

The effective tax rate for the first nine months of fiscal 1995 was 38.5
percent as compared to 39.7  percent  in  fiscal  1994.   Excluding the  gains
on divestitures, the effective tax rate in fiscal 1995 was 41.4 percent. The increase resulted mainly from non-deductible goodwill amortization related to the Snapple acquisition. The Company has evaluated its deferred tax assets and believes that future taxable income will be sufficient to realize a majority of these assets. A valuation allowance has been provided for the deferred tax assets not expected to be realized.

Three Months Ended March 31, 1995 Compared with
Three Months Ended March 31, 1994

Operating Results

Consolidated net sales for the third quarter of fiscal 1995 were $1.63 billion, up 13 percent from the third quarter of fiscal 1994, primarily due to the acquisitions of Snapple and Adria, volume increases and a favorable impact of translating European currencies into U.S. dollars. Volume increased 21 percent. Sales were also affected by product mix changes. Price increases did not have a significant impact on sales.

U.S. and Canadian Grocery Products sales increased 13 percent to $1.18 billion on a volume increase of 21 percent. The increases resulted mainly from the inclusion of Snapple and from increases in Gatorade thirst quencher and food service, partially offset by decreases in hot cereals and pet foods, the latter caused by the sale of the North American pet food business on March 14, 1995. International Grocery Products sales increased 12 percent to $456.8 million, partly due to stronger European currencies. Volume increased 21 percent led by Brazilian grocery products, due primarily to the inclusion of Adria, and increases in Latin American Gatorade thirst quencher and European pet foods.

Gross profit margin decreased to 46.7 percent of sales from 51.6 percent in the prior year mainly resulting from the effect of acquisitions, other product mix changes and commodity cost increases. SG&A expenses increased 9 percent to $646.9 million due mainly to a 6 percent increase in A&M expenses. A&M expenses were 24.9 percent of sales, a decrease from last year's 26.4 percent.

Consolidated operating income was $647.2 million, which includes a $513.0 million gain on the sale of the North American pet food business and a $4.9 million gain on the sale of the Mellona honey business in Holland. Excluding the gains on divestitures, consolidated operating income was $129.3 million, a decrease of $35.6 million from last year. U.S. and Canadian Grocery Products operating income excluding the gain on divestiture was $112.3 million versus $131.2 million in fiscal 1994. The decrease mainly reflects significantly lower operating income for hot cereals due to lower volume resulting from loss of market share and higher A&M expenses.

International Grocery Products operating income excluding the gain on divestiture decreased to $17.0 million from $33.7 million in the prior year. The change mainly reflects decreased operating income in Brazil, which was offset by reduced financing costs in that country.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Interest, Foreign Exchange and Income Taxes

Net financing costs increased $15.6 million, primarily due to increases in interest expense as a result of the Snapple acquisition, partly offset by the positive effects of reduced inflation in Brazil.

The effective tax rate in the third quarter was 37.6 percent versus 39.2 percent in the third quarter of fiscal 1994. Excluding the gains on divestitures, the effective tax rate in the fiscal 1995 third quarter was 40.0 percent. The increase in the effective tax rate was mainly because of non-deductible goodwill amortization related to the Snapple acquisition, partly reduced by favorable tax treatment for operations in Puerto Rico.

Liquidity and Capital Resources

Short-term and long-term debt (total debt) as of March 31, 1995 was $2.32 billion, up $1.31 billion from June 30, 1994. On December 6, 1994, the Company acquired Snapple Beverage Corp. for $1.7 billion. The acquisition was financed with commercial paper borrowings. On March 14, 1995, the Company completed the sale of its North American pet food business for $725.0 million. The after-tax proceeds on the sale of over $500 million were used to reduce commercial paper borrowings. The total debt-to-total capitalization ratio was 74.3 percent and
68.8 percent as of March 31, 1995 and June 30, 1994, respectively. The Company completed the sale of its European pet food business on April 24, 1995, and the sale of its Mexican chocolate business on May 12, 1995 and anticipates completing the sales of its Van Camp's beans and Wolf Brand chili businesses (see Subsequent Events) prior to the end of fiscal 1995. The expected after-tax proceeds on these divestitures will be used to further reduce short-term borrowings, which will result in a lower total debt-to-total capitalization ratio as of June 30, 1995.

The consolidated balance sheet as of March 31, 1995 includes the reclassification of $400.0 million of short-term debt to long-term debt, reflecting the Company's intent and ability to refinance this debt on a long-term basis. In April 1995, the Company began issuing medium-term notes following the filing of a prospectus supplement with the Securities and Exchange Commission for the intended issuance of $400.0 million of medium-term notes, under a shelf registration covering $600.0 million of debt securities filed in fiscal 1990. In fiscal 1994, $200.0 million of medium-term notes were issued under the shelf registration.

In May 1995, the Company changed its revolving credit facilities. The facilities now consist of a $600.0 million five-year annually extendible revolving credit facility and a $900.0 million 364-day annually extendible revolving credit facility which may, at the Company's option, be converted into a two-year term loan.

Net cash provided by operating activities was $213.5 million and $350.3 million for the first nine months of fiscal 1995 and 1994, respectively. The decrease between years results mainly from lower net income (excluding gains on divestitures) and changes in working capital. The Company will utilize cash flow from operating activities and cash flow from the divestitures to cover fiscal 1995 capital expenditures and cash dividends. Capital expenditures for the first nine months of fiscal 1995 and 1994 were $190.2 million and $116.0 million, respectively, with no material individual commitments outstanding.

During the first quarter of fiscal 1995, 0.6 million shares of the Company's outstanding common stock were repurchased for $22.5 million under a ten million share repurchase program announced in August 1993. (The share information has been restated for the November 1994 two-for-one stock split-up.)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Accounting Change

Effective July 1, 1994, the Company adopted FASB Statement #112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption was a $4.1 million after-tax charge in the first quarter of fiscal 1995. The adoption of this statement will not have a material effect on operating results or cash flows in fiscal 1995 or in future years.

Subsequent Events

On May 1, 1995, the Company signed a definitive agreement to sell the Van Camp's pork and beans and Wolf Brand chili businesses to Hunt-Wesson, Inc. a subsidiary of ConAgra, Inc. The sale is subject to certain conditions precedent, including receipt of appropriate regulatory approval. The transaction is expected to be finalized by the end of the fiscal year.

On May 10, 1995, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31, effective the calendar year beginning January 1, 1996. A six-month fiscal transition period from July 1, 1995 through December 31, 1995, will precede the start of the new calendar-year cycle.

                          PART II - OTHER INFORMATION

Item 1    Legal Proceedings

      Note 2 in Part I is incorporated by reference herein.

Item 5 Other Information

       Note 8 in Part I is incorporated by reference herein.

Item 6 Exhibits and Reports on Form 8-K

Item 6(a) See Exhibit 11.

Item 6(b) Reports on Form 8-K

      Form  8-K/A  was filed on February 17, 1995, amending Form 8-K  filed  on
      December  19,  1995,   to  provide historical  and  pro  forma  financial
      statements related to the acquisition of Snapple.

      Form 8-K was filed on March 29, 1995, describing the disposition of the North American pet food business and providing pro forma financial information with respect to the disposition.


       All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 1995, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            The Quaker Oats Company
                                 (Registrant)




Date  May 12, 1995            Robert S. Thomason
                              Robert S. Thomason
                        Senior Vice President - Finance and
                              Chief Financial Officer




Date  May 12, 1995            Thomas L. Gettings
                              Thomas L. Gettings
                              Vice President and
                              Corporate Controller






























                        EXHIBIT INDEX



            Exhibit                         Paper (P) or
            Number        Description      Electronic (E)

            (11)       Statement Re Computation         E
                       of Per Share Earnings

            (27)       Financial Data Schedule          E
                       (submitted to the Securities
                       and Exchange Commission
                       in electronic format)

            (99)       Unaudited Pro Forma              E
                       Combined Financial
                       Information as of March 31,
                       1995 and For the Nine
                       Months then Ended