Form 10-Q/A
period 1995-03-31
QUAKER OATS CO
filed 1995-07-12
CIK 81371

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
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

Dollars in Millions                                   March 31        June 30
                                                        1995            1994
Assets
Current Assets:
  Cash and cash equivalents                           $  105.6     $    140.4
  Trade accounts receivable - net of allowances          564.3          509.4
  Inventories:
    Finished goods                                       329.4          266.5
    Grains and raw materials                              94.3           78.8
    Packaging materials and supplies                      54.7           40.2
      Total inventories                                  478.4          385.5
  Other current assets                                   251.2          218.3
      Total Current Assets                             1,399.5        1,253.6
Other receivables and investments                        112.5           82.1
Property, plant and equipment                          2,195.3        2,125.9
Less accumulated depreciation                            909.7          911.7
    Property - net                                     1,285.6        1,214.2
Intangible assets - net of amortization                  489.5          493.4
Preliminary Snapple Goodwill and Other Intangibles     1,676.9            ---
    Total Assets                                      $4,964.0       $3,043.3

Liabilities and Shareholders' Equity
Current Liabilities:
  Short-term debt                                     $1,181.1       $  211.3
  Current portion of long-term debt                       35.8           45.4
  Trade accounts payable                                 387.8          406.3
  Income taxes payable                                   270.1           40.6
  Other current liabilities                              621.3          555.5
      Total Current Liabilities                        2,496.1        1,259.1
Long-term Debt                                         1,107.3          759.5
Other Liabilities                                        516.7          481.4
Deferred Income Taxes                                     38.9           82.2
Preferred Stock, Series B, no par value, authorized
  1,750,000 shares; issued 1,282,051 of
  $5.46 cumulative convertible shares
  (liquidating preference of $78 per share)              100.0          100.0
Deferred Compensation                                    (74.9)         (80.8)
Treasury Preferred Stock, at cost, 69,697 shares and
  47,817 shares, respectively                             (5.4)          (3.9)

Common Shareholders' Equity:
  Common stock, $5 par value, authorized 400,000,000
   shares and 200,000,000 shares, respectively;
   issued 167,978,792 shares                             840.0          420.0
  Reinvested earnings                                  1,193.7        1,273.6
  Cumulative translation adjustment                      (91.7)         (75.4)
  Deferred compensation                                 (132.6)        (143.5)
  Treasury common stock, at cost, 34,036,663
   shares and 34,370,200 shares, respectively         (1,024.1)      (1,028.9)
    Total Common Shareholders' Equity                    785.3          445.8
     Total Liabilities and Shareholders' Equity       $4,964.0       $3,043.3

See accompanying notes to the condensed consolidated financial statements.


PAGE 9

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1995

Note 3 - Acquisitions and Divestitures

On December 6, 1994, the Company purchased Snapple Beverage Corp. for $1.7 billion. The acquisition was accounted for as a purchase and the results of Snapple are included in the consolidated financial statements since the date of acquisition. The Company has made a preliminary allocation of the purchase price to assets acquired and liabilities assumed. The preliminary allocation of the purchase price is based on estimates and assumptions and is subject to change.

The Preliminary Snapple Goodwill and Other Intangibles will be adjusted upon the completion of appraisals, evaluations and other studies of the fair value of the Snapple assets acquired and liabilities assumed. The Preliminary Snapple Goodwill and Other Intangibles balance as of March 31, 1995 was $1.68 billion. Included in this balance is the Company's preliminary allocation to the acquired Snapple identified intangibles. The Company recorded the identified intangible assets at their historical net book value of $88.4 million because the required appraisals and evaluations were not available to the Company to allow it to record the current fair market value at the date of the filing of the Form 10-Q. The identified intangibles include trademarks, proprietary formulas and distribution rights. These intangibles are being amortized over their historical amortization periods; a weighted average of 12 years. The remaining balance of $1.59 billion represents goodwill and is being amortized over 40 years. It is likely that the final adjustment to the Preliminary Snapple Goodwill and Other Intangibles will result in an increase in the value of identified intangibles with shorter lives and adjustment to the amortization periods. In addition, the Company will record deferred taxes on the identified intangible assets and adjust goodwill accordingly. The affect of these shorter-lived intangibles on the results of operations is not expected to be material .

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

PAGE 10

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




                            The Quaker Oats Company
                                 (Registrant)




Date  July 12, 1995           Robert S. Thomason
                              Robert S. Thomason
                        Senior Vice President - Finance and
                              Chief Financial Officer




Date  July 12, 1995           Thomas L. Gettings
                              Thomas L. Gettings
                              Vice President and
                              Corporate Controller