Form 10-K
period 1995-06-30
QUAKER OATS CO
filed 1995-09-27
CIK 81371

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT
TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995

[  ]TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission file number 1-12

THE QUAKER OATS COMPANY

(Exact name of registrant as specified in its charter.)


         NEW JERSEY                                      36-1655315
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


             QUAKER TOWER                                 60604-9001
   P.O. Box 049001 Chicago, Illinois
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (312) 222-7111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                              Name of each exchange
                                                  on which registered

Common Stock ($5.00 Par Value)                  New York Stock Exchange
                                                Chicago Stock Exchange
                                                Pacific Stock Exchange
                                                The Stock Exchange, London

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

   Yes  X    No ____

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of Common Stock held by non-affiliates of the Registrant as of the close of business on August 31, 1995 was $4,683,271,226.63. The liquidation value of Series B ESOP Convertible Preferred Stock, all of which is held in The Quaker Employee Stock Ownership Plan, at the close of business on August 31, 1995 totaled $92,725,230 plus related dividends. The number of shares of Common
Stock, $5.00 par value, outstanding as of the close of business on August 31, 1995 was 134,287,347.




DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of The Quaker Oats Company Annual Report to
Shareholders for the fiscal year ended June 30, 1995 (Parts I,
II and III of Form 10-K)

2. Portions of The Quaker Oats Company Notice of Annual
Meeting and Proxy Statement dated October 2, 1995
(Part III of Form 10-K)

CROSS-REFERENCE TABLE OF CONTENTS

The 1995 Annual Report to Shareholders and the 1995 Proxy Statement include all information required in Parts I, II and III of Form 10-K, except as otherwise indicated in the following Cross-Reference
Table. The Cross-Reference Table identifies the source of information for each of the Form 10-K items included in Parts I, II and III. Only those sections of the Annual Report to Shareholders and the Proxy Statement cited in the Cross-Reference Table of Contents are incorporated in the Form 10-K and filed with the Securities and Exchange Commission.






10-K Item No.                                        Source of Information


PART I.
Item 1. Business
 (a) General Development of Business             Annual Report to Shareholders,
                                                   pages 46-47, 64
 (b) Financial Information About                 Annual Report to Shareholders,
       Industry Segments                           pages 42-44
 (c) Narrative Description of Business           Annual Report to Shareholders,
                                                 pages 27-31, 34-35, 53, 57, 59
 (d) Financial Information About Foreign and     Annual Report to Shareholders,
       Domestic Operations and Export Sales        pages 42-44
 (e) Executive Officers of Registrant            Annual Report to Shareholders,
                                                   pages 60-61

Item 2. Properties                               Annual Report to Shareholders,
                                                   page 59
Item 3. Legal Proceedings                        Annual Report to Shareholders,
                                                   pages 56-57
Item 4. Submission of Matters to a Vote          (Not Applicable)
          of Security-Holders

PART II.
Item 5. Market for the Registrant's Common       Annual Report to Shareholders,
          Equity and Related Stockholder Matters   pages 34-35, 57, 64-65
Item 6. Selected Financial Data                  Annual Report to Shareholders,
                                                   pages 32-35
Item 7. Management's Discussion and Analysis of  Annual Report to Shareholders,
            Financial Condition and                pages 27-31
            Results of Operations
Item 8. Financial Statements and                 Annual Report to Shareholders,
            Supplementary Data                     pages 36-58
Item 9. Disagreements with Accountants on        (Not Applicable)
            Accounting and Financial Disclosure

PART III.
Item 10. Directors and Executive Officers        Notice of Annual Meeting and
            of the Registrant                    and Proxy Statement, pages 5-8;
                                                 Annual Report to Shareholders,
                                                  pages 60-61
Item 11. Executive Compensation                  Notice of Annual Meeting and
                                                   Proxy Statement, pages 13-21
Item 12. Security Ownership of Certain           Notice of Annual Meeting and
             Beneficial Owners and Management      Proxy Statement, pages 11-12
Item 13. Certain Relationships and               (Not Applicable)
             Related Transactions

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

 (a)(3)& (c)  Exhibits

 3(a)  Restated Certificate of Incorporation (as of November 9, 1994)

 3(b)  Bylaws of The Quaker Oats Company (as amended January 11, 1995)

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

 10(c) Deferred Compensation Plan for Executives of The Quaker Oats Company as restated effective January 1, 1989 (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1989, file number 1-12)

 10(d) Management Incentive Bonus Plan of The Quaker Oats Company as amended September 8, 1993 (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1994, file number 1-12)

 10(e)(1) Directors' Stock Retirement Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1985, file number 1-12)

 10(e)(2) First Amendment to Directors' Stock Retirement Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(e)(3)  Second Amendment to Directors' Stock Retirement Plan

 10(f)(1) Termination Benefits Agreement with William D. Smithburg, first effective in the fiscal year ended June 30, 1995

 10(f)(2) Termination Benefits Agreement with Philip A. Marineau, first effective in the fiscal year ended June 30, 1995

 10(f)(3) Termination Benefits Agreements with certain Executive Officers, first effective in the fiscal year ended June 30, 1995 or first effective by filing date

10(g)(1) The Quaker Supplemental Executive Retirement Program (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1989, file number 1-12)

 10(g)(2) First Amendment to The Quaker Supplemental Executive Retirement Program (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(g)(3) Second Amendment to The Quaker Supplemental Executive Retirement Program (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(g)(4) Third Amendment to The Quaker Supplemental Executive Retirement Program (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(g)(5) Fourth Amendment to The Quaker Supplemental Executive Retirement Program (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(g)(6) Fifth Amendment to The Quaker Supplemental Executive Retirement Program (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1993, file number 1-12)

 10(g)(7) Sixth Amendment to The Quaker Supplemental Executive Retirement Program (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1993, file number 1-12)

 10(g)(8) Seventh Amendment to The Quaker Supplemental Executive Retirement Program

10(g)(9)  Eighth Amendment to The Quaker Supplemental Executive Retirement
Program

10(g)(10)  Ninth Amendment to The Quaker Supplemental Executive Retirement
Program

 10(h)(1) The Quaker Oats Company Benefits Protection Trust (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1989, file number 1-12)

 10(h)(2) First Amendment to The Quaker Oats Company Benefits Protection Trust (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(h)(3) Second Amendment to The Quaker Oats Company Benefits Protection Trust (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(i) The Quaker Eligible Earnings Adjustment Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(j)  The Quaker Officers Severance Program, effective March 8, 1995

 10(k)(1) The Quaker Long Term Incentive Plan of 1990 (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1990, file number 1-12)

 10(k)(2) First Amendment to The Quaker Long Term Incentive Plan of 1990 (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992, file number 1-12)

 10(k)(3) Second Amendment to The Quaker Long Term Incentive Plan of 1990 (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1993, file number 1-12)

 10(k)(4) Third Amendment to The Quaker Long Term Incentive Plan of 1990 (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1994, file number 1-12)

 10(k)(5)  Fourth Amendment to The Quaker Long Term Incentive Plan of 1990

 10(k)(6)  Fifth Amendment to The Quaker Long Term Incentive Plan of 1990

 10(l) The Quaker 415 Excess Benefit Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1990, file number 1-12)

 10(m) Quaker Salaried Employees Compensation and Benefits Protection Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1990, file number 1-12)

 11  Statement re Computation of Per Share Earnings

 12  Statement re Computation of Ratios

 13 Annual Report to Shareholders of The Quaker Oats Company for the fiscal year ended June 30, 1995

 21  List of Subsidiaries of the Registrant

 23  Consent of Auditors

(b) Reports on Form 8-K

(b)(1) On April 18, 1995, the Company filed an 8-K (Item 5) dated April 18, 1995 disclosing unaudited pro forma combined financial information related to significant acquisitions and divestitures that had either closed during fiscal 1995 or were pending.

(b)(2) On May 4, 1995, the Company filed an 8-K (Item 2 and Item 7) dated April 24, 1995 disclosing unaudited pro forma combined financial information and sale agreements related to the sale of the European pet foods business.

(b)(3) On June 30, 1995, the Company filed an 8-K (Item 5) dated June 8, 1995 disclosing unaudited pro forma combined financial information related to significant acquisitions and divestitures that closed during fiscal 1995.


SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE QUAKER OATS COMPANY

By /s/ WILLIAM D. SMITHBURG
William D. Smithburg, Chairman and Chief Executive Officer

Date: September 13, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 13th day of September 1995, by the following persons on behalf of the Registrant and in the capacities indicated.




Signature
Title

/s/ WILLIAM D. SMITHBURG
William D. Smithburg
 Chairman and Chief Executive Officer and Director

/s/ ROBERT S. THOMASON
Robert S. Thomason
 Senior Vice President and Chief Financial Officer

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

/s/ WALTER J. SALMON
Walter J. Salmon
 Director

/s/ WILLIAM L. WEISS
William L. Weiss
 Director



EXHIBIT INDEX





EXHIBIT NO.         DESCRIPTION                        PAPER (P),ELECTRONIC (E)
                                                       OR INCORPORATED BY
                                                       REFERENCE (IBRF)

 3(a)          Restated Certificate of Incorporation                    E
               (as of November 9, 1994)

 3(b)          Bylaws of The Quaker Oats Company (as                    E
               amended January 11, 1995)

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

 10(d)         Management Incentive Bonus Plan of The Quaker Oats       IBRF
               Company as amended September 8, 1993 (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1994, file number 1-12)

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

 10(e)(3)      Second Amendment to Directors' Stock Retirement Plan     E

 10(f)(1)      Termination Benefits Agreement with William D.           E
               Smithburg, first effective in the fiscal year ended June
               30, 1995

 10(f)(2) Termination Benefits Agreement with Philip A. Marineau, E first effective in the fiscal year ended June 30, 1995

 10(f)(3)      Termination Benefits Agreements with certain Executive   E
               Officers, first effective in the fiscal year ended
               June 30, 1995 or effective by filing date

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

 10(g)(8)      Seventh Amendment to The Quaker Supplemental             E
               Executive Retirement Program

 10(g)(9)      Eighth Amendment to The Quaker Supplemental              E
               Executive Retirement Program

 10(g)(10)     Ninth Amendment to The Quaker Supplemental               E
               Executive Retirement Program

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

 10(j)         The Quaker Officers Severance Program, effective         E
               March 8, 1995

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

 10(k)(4)      Third Amendment to The Quaker Long Term Incentive Plan   IBRF
               of 1990 (incorporated by reference to the Company's
               Form 10-K for the fiscal year ended June 30, 1994, file number 1-12)

 10(k)(5) Fourth Amendment to The Quaker Long Term Incentive Plan E of 1990

 10(k)(6)      Fifth Amendment to The Quaker Long Term Incentive Plan   E
               of 1990

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

 11            Statement re Computation of Per Share Earnings           E

 12            Statement re Computation of Ratios                       E

 13            Annual Report to Shareholders of The Quaker Oats         E
               Company for the fiscal year ended June 30, 1995

 21            List of Subsidiaries of the Registrant                   E

 23            Consent of Auditors                                      E

(b)            Reports on Form 8-K

(b)(1)         8-K filed April 18, 1995                                 IBRF

(b)(2)         8-K filed May 4, 1995                                    IBRF

(b)(3)         8-K filed June 30, 1995                                  IBRF