Form 10-Q
period 1995-09-30
QUAKER OATS CO
filed 1995-11-13
CIK 81371

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                     FORM 10-Q


  X  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934


                 For the quarterly period ended September 30, 1995


  _  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934


                 For the transition period from ___ to ___


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


                           YES   X         NO _____


      The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on October 31, 1995, was 134,310,498.


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                              INDEX TO FORM 10-Q



                                                           Page
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

      Condensed Consolidated Statements of Income
      and Reinvested Earnings for the Three Months
      Ended September 30, 1995 and 1994                     3

      Condensed Consolidated Balance Sheets as of
      September 30, 1995 and June 30, 1995                  4

      Condensed Consolidated Statements of Cash
      Flows for the Three Months Ended
      September 30, 1995 and 1994                           5

      Net Sales and Operating Income by Segment for the
      Three Months Ended September 30, 1995 and 1994        6

      Notes to Condensed Consolidated Financial Statements  7-8

    Item 2 - Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                              9-13

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                              14

    Item 5 - Other Information                              14

    Item 6 - Exhibits and Reports on Form 8-K               14

SIGNATURES                                                  15

EXHIBIT INDEX                                               16

EXHIBIT 11                                                  17


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND REINVESTED EARNINGS (UNAUDITED)

                                               Dollars in Millions
                                                   (Except Per
                                                   Share Data)

                                               Three Months Ended
                                                  September 30
                                                1995          1994

    Net sales                               $1,553.6      $1,636.4
    Cost of goods sold                         825.0         825.2
    Gross profit                               728.6         811.2

    Selling, general and
      administrative expenses                  592.5         693.6
    Interest (income)                           (1.4)         (1.9)
    Interest expense                            28.7          17.4
    Foreign exchange loss - net                  1.8             -
    Income before income taxes
      and cumulative effect of
      accounting change                        107.0         102.1
    Provision for income taxes                  45.5          40.7

    Income before cumulative effect
      of accounting change                      61.5          61.4
    Cumulative effect of accounting change         -          (4.1)

    Net income                                  61.5          57.3

    Preferred dividends - net of tax             1.0           1.0
    Net Income Available for Common         $   60.5      $   56.3


    Per Common Share:
      Income before cumulative
        effect of accounting change         $   0.45      $   0.45
      Cumulative effect of
        accounting change                          -        (0.03)
      Net income                            $   0.45      $   0.42
      Dividends declared                    $  0.285      $  0.285

    Average Number of Common Shares
      Outstanding (in thousands)             134,238       133,534

    Reinvested Earnings:
      Balance beginning of period           $1,499.3      $1,273.6
      Net income                                61.5          57.3
      Dividends                                (39.3)        (38.6)
      Common stock issued for stock
        purchase and incentive plans            (0.5)         (0.4)
      Balance end of period                 $1,521.0      $1,291.9



  See accompanying notes to the condensed consolidated financial statements.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

Dollars in Millions                    September 30       June 30
                                           1995            1995
Assets
Current Assets:
  Cash and cash equivalents            $   173.9       $   101.8
   Trade accounts receivable -
     net of allowances                     485.1           546.8
  Inventories:
    Finished goods                         245.9           267.4
    Grains and raw materials                83.8            94.4
    Packaging materials and supplies        42.6            44.2
      Total inventories                    372.3           406.0
  Other current assets                     287.5           262.0
      Total Current Assets               1,318.8         1,316.6
Property, plant and equipment            1,893.6         1,843.7
Less accumulated depreciation              756.4           730.3
    Property - net                       1,137.2         1,113.4
Intangible assets - net of amortization  2,292.0         2,311.1
Other Assets                                75.9            85.8
       Total Assets                    $ 4,823.9       $ 4,826.9

Liabilities and Shareholders' Equity
Current Liabilities:
  Short-term debt                      $   539.4       $   510.1
  Current portion of long-term debt         69.2            38.8
  Trade accounts payable                   432.5           423.8
  Other current liabilities                804.3           840.2
      Total Current Liabilities          1,845.4         1,812.9
Long-term Debt                           1,054.7         1,103.1
Other Liabilities                          512.7           530.0
Deferred Income Taxes                      234.9           233.3
Preferred Stock, Series B, no par
  value, authorized 1,750,000
  shares; issued 1,282,051 of
  $5.46 cumulative convertible
  shares (liquidating preference
  of $78 per share)                        100.0           100.0
Deferred Compensation                      (71.7)          (74.9)
Treasury Preferred Stock, at cost,
  92,393 shares and
  81,194 shares, respectively               (9.3)           (6.3)

Common Shareholders' Equity:
  Common stock, $5 par value,
    authorized 400,000,000
    shares; issued 167,978,792 shares      840.0           840.0
  Reinvested earnings                    1,521.0         1,499.3
  Cumulative translation adjustment        (71.4)          (61.4)
  Deferred compensation                   (118.9)         (132.2)
  Treasury common stock, at cost,
    33,683,317 shares and 33,797,063
    shares, respectively                (1,013.5)       (1,016.9)
      Total Common Shareholders' Equity  1,157.2         1,128.8
        Total Liabilities and
          Shareholders' Equity         $ 4,823.9       $ 4,826.9


  See accompanying notes to the condensed consolidated financial statements.


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                Dollars in
                                                 Millions

                                            Three Months Ended
                                               September 30
                                             1995        1994

Cash Flows from Operating Activities:
  Net income                               $ 61.5      $ 57.3
   Adjustments to reconcile
   net income to net cash provided
   by operating activities:
     Cumulative effect of
       accounting change                        -         4.1
     Depreciation and amortization           49.7        43.2
     Deferred income taxes                    1.3        (6.8)
     Loss on disposition of
       property and equipment                 4.5         6.5
     Decrease in trade accounts receivable   60.0         1.4
     Decrease (increase) in inventories      33.2        (9.1)
     (Increase) in other current assets     (25.9)       (9.6)
     Increase (decrease) in trade
       accounts payable                       9.5       (23.2)
     (Decrease) increase in other
       current liabilities                  (34.6)       58.3
      Change in deferred compensation        16.5        14.1
      Other items                           (14.3)       18.9
        Net Cash Provided by
          Operating Activities              161.4       155.1


Cash Flows from Investing Activities:
  Additions to property, plant
     and equipment                          (55.5)      (44.6)
  Business acquisition                          -       (14.0)
  Change in other assets                      7.3        (0.6)
    Net Cash Used in Investing Activities   (48.2)      (59.2)


Cash Flows from Financing Activities:
  Cash dividends                            (39.3)      (38.6)
  Change in short-term debt                  30.0        43.2
  Proceeds from long-term debt                  -         0.7
  Reduction of long-term debt               (17.7)      (38.5)
  Issuance of common treasury stock           1.4         9.6
  Repurchases of common stock                   -       (22.5)
  Repurchases of preferred stock             (3.0)       (0.8)
    Net Cash Used in Financing Activities   (28.6)      (46.9)


Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                      (12.5)       (4.7)

Net Increase in Cash and Cash Equivalents    72.1        44.3

Cash and Cash Equivalents -
  Beginning of Year                         101.8       140.4
Cash and Cash Equivalents -
  End of Quarter                           $173.9      $184.7



  See accompanying notes to the condensed consolidated financial statements.


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                   NET SALES AND OPERATING INCOME BY SEGMENT
                                  (UNAUDITED)



                                                           Dollars in Millions

                                         Net Sales           Operating Income


                                       Three Months            Three Months
                                           Ended                  Ended
                                       September 30            September 30
                                     1995        1994        1995        1994

U.S. and Canadian Grocery Products $1,280.9    $1,187.0    $156.7      $135.3
International Grocery Products        272.7       449.4      (7.9)        7.5
Total Sales/Operating Income       $1,553.6    $1,636.4    $148.8      $142.8


Less: General corporate expenses                             12.7        25.2
      Interest expense - net                                 27.3        15.5
      Foreign exchange loss - net                             1.8           -
Income before income taxes and
   cumulative effect of accounting change                  $107.0      $102.1








                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1995

Note 1 - Basis of Presentation

The condensed consolidated financial statements include The Quaker Oats Company and its subsidiaries (the "Company"). The condensed consolidated statements of income and reinvested earnings for the three months ended September 30, 1995 and 1994, the condensed consolidated balance sheet as of September 30, 1995, and the condensed consolidated statements of cash flows for the three months ended September 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1995 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual report to shareholders for the fiscal year ended June 30, 1995.

Note 2 - Litigation

The case entitled Sands, Taylor & Wood v. The Quaker Oats Company, which dealt with Quaker's use of the words "thirst aid" in advertising Gatorade thirst quencher, was settled while the case was pending before the U.S. Court of Appeals for the Seventh Circuit. Quaker did not incur any additional charge to earnings in connection with this settlement.

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

Note 4 - Revolving Credit Facilities

The  Company's  revolving credit facilities now consist  of  a  $600.0  million annually extendible five-year revolving credit facility and a $900.0 million 364-day annually extendible revolving credit facility which may, at the Company's option, be converted into a two-year term loan. The Company is currently in the process of extending the 364-day credit facility for an additional year.

Note 5 - Accounting Change

Effective July 1, 1994, the Company adopted FASB Statement #112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption was a $6.8 million pretax charge, or $4.1 million after-tax, in the first quarter of fiscal 1995. The adoption of this statement did not have a material effect on operating results or cash flows in fiscal 1995 nor is it expected to have a material effect in future years.


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1995


Note 6 - Short-term Debt to be Refinanced

In April 1995, the Company filed a prospectus supplement with the Securities and Exchange Commission for the intended issuance of $400.0 million of medium-term notes, under a shelf registration covering $600.0 million of debt securities filed in fiscal 1990. As of September 30, 1995 the Company has issued $284.0 million in medium-term notes. The condensed consolidated balance sheet as of September 30, 1995 includes the reclassification of $116.0 million of short-term debt to long-term debt, reflecting the Company's intent and ability to refinance this debt on a long-term basis in the near future.

Note 7 - Fiscal-Year Change

On  May  10,  1995, the Board of Directors approved a change in  the  Company's fiscal year end from June 30 to December 31, effective the calendar year beginning January 1, 1996. The Company is currently in a six-month fiscal transition period that precedes the start of the new calendar-year cycle. The Company will file a Form 10-K no later than March 30, 1996 covering the six-month transition period from July 1, 1995 through December 31, 1995.

Note 8 - Subsequent Events

Philip A. Marineau resigned as President and Chief Operating Officer of the Company on October 23, 1995. The Chairman and Chief Executive Officer, William
D. Smithburg, has assumed the operating management of the entire business portfolio.

On November 1, 1995, the Company filed suit against Borden, Inc. in Federal District Court in New York, alleging that Borden made material misrepresentations and committed fraud in connection with Quaker's 1994 $100 million acquisition of a Brazilian pasta business. The Company seeks to rescind the transaction and collect damages.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1995 Compared with
Three Months Ended September 30, 1994


Portfolio Restructuring

During the fiscal year ended June 30, 1995 the Company significantly changed its portfolio of businesses through acquisitions and divestitures. This resulted in changes in the Company's financial and organizational structure which affect comparisons of sales, gross margins, advertising and merchandising expense, interest expense and net income in the current quarter to the first quarter of fiscal 1995.

In addition, the acquisitions and divestitures change the quarterly mix of earnings, resulting in a greater percentage of the Company's sales and earnings being contributed by its beverage brands, Gatorade thirst quencher and Snapple. The portfolio changes increase the seasonality of the Company's earnings, putting a higher proportion of earnings in the April through September period when the consumption of beverage products is greatest.

To capture the results of a full beverage season in a single fiscal year period, the Company is changing its fiscal year to align with the calendar year, beginning January 1, 1996. The Company is currently in a six-month transition period that precedes the start of the new calendar-year cycle.

On a comparative basis, sales have declined due to the absence of businesses which were divested during fiscal 1995 but had reported results during the first quarter of fiscal 1995. Gross profit margins in the first quarter of the transition period are lower than last year primarily due to the inclusion of the Snapple beverages business which was not acquired until December 1994. Going forward the Company's gross profit margin will be lower than historical levels because the Snapple beverage business has an inherently lower gross profit margin than the Company's historical average because of its use of external manufacturing and distribution networks.

The Company's cost-reduction and realignment activities announced in fiscal 1995 and 1994 are proceeding as planned. The programs announced during fiscal 1995 were intended to address the changes in the Company's portfolio and to allow the Company to quickly and effectively respond to the needs of trade customers and consumers. Savings realized from the fiscal 1995 programs are expected to be about $50 million annually beginning in calendar 1996 and approximately 90 percent of the annual savings will be in cash. Savings from the fiscal 1994 activities have been in line with expectations. Reserve balances for these cost-reduction and realignment activities are considered adequate to cover committed restructuring actions. The Company will continue to focus on worldwide efficiency and customer service processes with the intent of lowering costs and more effectively utilizing human and financial resources.

The following table illustrates operating results for the current year compared to the prior year, both before and after taking into account the businesses divested and the significant acquisitions during fiscal 1995:


                                         Percent Increase (Decrease)
                                               From Prior Year

                                                              Total (Excluding
                                                 Total      Divested Businesses
                                               (Excluding      and Acquired
                                   Total (As    Divested        Snapple and
Total Company:           Total     Reported)   Businesses)    Adria Businesses)
  Sales                $1,553.6      (5%)          25%              7%
  Operating Income     $  148.8       4%           21%             25%

U.S. and Canadian
Grocery Products:
  Sales                $1,280.9       8%           27%              8%
  Operating Income     $  156.7      16%           24%             25%

International Grocery
Products:
  Sales                $  272.7     (39%)          18%              5%
  Operating Income     $   (7.9)      *             *               *




(NOTE:  Operating income includes certain allocations of overhead expenses.)

(*) Operating income from divested businesses in the first quarter of fiscal 1995 was $10.4 million as compared to total International Grocery Products operating income of $7.5 million.

Looking forward, operating income is expected to decline in the second quarter of the transition period as compared to the first quarter due to the seasonal nature of the worldwide beverage sales.

First Quarter Operating Results

Consolidated net sales for the first quarter of the six-month transition period ended December 31,1995 were $1.55 billion, down 5 percent from the first quarter of fiscal 1995, primarily due to the absence of sales from divested businesses which contributed approximately $400 million during the first quarter of fiscal 1995. Sales from the Snapple beverage business (acquired in December 1994) contributed $202 million in sales in the current year first quarter. First-quarter sales excluding divested and acquired businesses from the comparison as shown above increased 7 percent. This increase is due primarily to increases in Gatorade thirst quencher, Golden Grain products, Latin American foods, and the North American grain-based snacks and cereals businesses. Price increases did not have a significant impact on sales.




First Quarter Operating Results (Continued)

The acquisition of Snapple beverages was the largest in the Company's history. Its performance to date has fallen short of expectations. While Snapple beverage sales have improved 6 percent compared to the prior year (under prior ownership), sales in recent months have not met the Company's expectations.
The brand has experienced intense competition in teas and operated at a loss in the quarter.

Since the December acquisition, the Company has worked to upgrade Snapple beverage manufacturing standards, integrate order-entry and accounting systems and improve the efficiency and effectiveness of advertising and merchandising (A&M) programs and improve distributor communications. These activities were neither sufficient nor quick enough to allow Snapple beverages to make a strong start in the calendar 1995 beverage season. Future growth of Snapple beverages is still the greatest challenge facing the Company, and achieving the calendar 1996 plan for significant sales growth is critical to the future success and value of the Snapple beverage business.

U.S. and Canadian Grocery Products sales increased 8 percent to $1.28 billion on a volume increase of 19 percent. Excluding sales from the Snapple beverages business in the current quarter and sales from the divested North American pet food and U.S. bean and chili businesses in the first quarter of fiscal 1995, sales and volume increased 8 percent and 10 percent, respectively. Sales and volume growth were mainly driven by an increase of 19 percent in North American Gatorade thirst quencher sales. The increase in Gatorade thirst quencher is due to new packaging and flavor innovations and warmer weather as compared to the prior year's July-to-September period. Sales increases in the Golden Grain, food service, grain-based snacks and ready-to-eat and hot cereals businesses were partially offset by declines in the frozen food and Aunt Jemima syrup and mix businesses.

International Grocery Products sales decreased 39 percent to $272.7 million on a volume decline of 34 percent due largely to the absence of sales from divested businesses, which totaled $219.2 million in the first quarter of fiscal 1995. This decline was partially offset by sales from newly acquired businesses. Excluding sales from the divested European pet food, Dutch honey and Mexican chocolates businesses and sales from Snapple beverages and Adria pasta, sales increased 5 percent. The increase in sales and volume is primarily due to increases in International Gatorade thirst quencher, Pacific grain-based products and Latin American foods.

Gross profit margin was 46.9 percent compared to 49.6 percent in the prior year primarily due to product mix changes resulting from the portfolio restructuring and commodity cost increases. In addition to the impact of the inclusion of the Snapple beverage business, higher worldwide paper and plastic costs and raw coffee bean prices reduced gross profit margin.

Selling, general and administrative (SG&A) expenses declined 15 percent to $592.5 million due mainly to an 18 percent decrease in A&M expenses. The decrease in A&M spending is primarily due to a reduction in overall spending related to divested businesses and increased efficiency of spending for Gatorade thirst quencher. These declines were partially offset by increases in spending to improve sales in the hot cereals and Snapple businesses. A&M expenses were 24.6 percent of sales in the first quarter, down from 28.3 percent in the first quarter of fiscal 1995. The reduction in the ratio of A&M expenses to sales is due to the aforementioned efficiency of spending for Gatorade thirst quencher and an inherently lower ratio within the Snapple beverage business as compared to the Company's historical average. In addition, SG&A expenses for the first quarter of fiscal 1995 include a charge of $18.4 million for estimated litigation costs related to a 1984 trademark lawsuit. (See Note 2 to the condensed consolidated financial statements for a further discussion.)


First Quarter Operating Results (Continued)


Consolidated operating income was $148.8 million compared to $142.8 million last year. U.S. and Canadian Grocery Products operating income was $156.7 million versus $135.3 million in fiscal 1995. This increase reflects the increased profitability generated by higher Gatorade thirst quencher sales partially offset by the absence of operating income from the divested businesses. International Grocery Products had an operating loss of $7.9 million as compared to the prior year first-quarter operating income of $7.5 million. This decline is primarily due to the lack of operating income contribution from the divested businesses and underwriting costs for the expansion of Gatorade thirst quencher, Snapple beverages and Pacific grain-based foods.

Interest, Foreign Exchange and Income Taxes

Net financing costs (net interest expense and foreign exchange losses) were $29.1 million, an increase of $13.6 million versus the prior year. This increase is primarily due to increased interest expense for the fiscal 1995 acquisitions. With the divestiture of the European pet foods and Dutch honey businesses, the European business and related exposure to fluctuations in European currency is significantly reduced. A significant portion of the Company's international business is now in Latin American countries like Brazil, where hedging opportunities are limited and costly. The Company finances foreign businesses with equity, local currency borrowings, U.S. denominated debt or a combination of all three. The mix of financing in hyper-inflationary countries has an impact on the level of interest expense as well as the resulting foreign translation gains or losses incurred when foreign balance sheets are converted into U.S. dollars.

The effective tax rate for the first quarter was 42.5 percent compared to 39.9 percent in the prior year. The increase resulted mainly from non-deductible amortization of intangibles. The Company has evaluated its deferred tax assets and believes that future taxable income will be sufficient to realize a majority of these assets. A valuation allowance has been provided for the deferred tax assets that are not expected to be realized.

Liquidity and Capital Resources

Short-term and long-term debt (total debt) as of September 30, 1995 was $1.66 billion, an increase of $11 million from June 30, 1995. The total debt-to-total capitalization ratio was 58.6 percent and 59.0 percent as of September 30, 1995 and June 30, 1995, respectively.

The Company's revolving credit facilities now consist of a $600.0 million annually extendible five-year revolving credit facility and a $900.0 million 364-day annually extendible revolving credit facility which may, at the Company's option, be converted into a two-year term loan. The Company is currently in the process of extending the 364-day credit facility for an additional year.

The increase in debt, substantial change in the mix of the Company's portfolio to businesses with greater seasonality, and disappointing operating income from ongoing businesses reduced the Company's free cash flow during fiscal 1995. As a result, the credit rating agencies placed the Company's credit rating on
"watch" or "review" in July 1995.   Moody's confirmed the Company's long-term
debt credit rating of A3 in October 1995. The Company's other long-term debt and commercial paper ratings, which continue to be on "watch", are as follows:
Standard & Poor's, A and A1 and Fitch's, A and F1.



Liquidity and Capital Resources (Continued)


Net cash provided by operating activities was $161.4 million and $155.1 million for the first quarter of the transition period and fiscal 1995, respectively. The increase in net cash provided by operating activities resulted mainly from changes in working capital items. Capital expenditures for the first quarter of the transition period and fiscal 1995 were $55.5 million and $44.6 million, respectively. The increase in capital expenditures is due to investment in the expansion of the worldwide production capacity for beverages and for grain-based products in the U.S. and Canada. The Company expects that its future capital expenditures and cash dividends will be financed primarily from cash flow from operating activities, supplemented by debt financing.

In April 1995, the Company filed a prospectus supplement with the Securities and Exchange Commission (SEC) for the intended issuance of $400.0 million of medium-term notes, under a shelf-registration covering $600.0 million of debt securities filed in fiscal 1990. As of September 30, 1995 the Company has issued $284.0 million in medium-term notes. The consolidated balance sheet as of September 30, 1995 includes the reclassification of $116.0 million of short-term debt to long-term debt, reflecting the Company's intent and ability to refinance the short term debt as long term in the near future.

During the first quarter of the last fiscal year, 0.6 million shares of the Company's outstanding common stock were repurchased for $22.5 million under a ten million share repurchase program announced in August 1993. The Company has not been active in its share repurchase program since August 1994.

Accounting Change

Effective July 1, 1994, the Company adopted Financial Accounting Standards Board (FASB) Statement #112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption was a $4.1 million after-tax charge in the first quarter of fiscal 1995. The adoption of this statement will not have a material effect on operating results or cash flows in future years.

Subsequent Events

Philip A. Marineau resigned as President and Chief Operating Officer of the Company on October 23, 1995. The Chairman and Chief Executive Officer, William
D. Smithburg, has assumed the operating management of the entire business portfolio.

On November 1, 1995, the Company filed suit against Borden, Inc. in Federal District Court in New York, alleging that Borden made material misrepresentations and committed fraud in connection with Quaker's 1994 $100 million acquisition of a Brazilian pasta business. The Company seeks to rescind the transaction and collect damages.





                          PART II - OTHER INFORMATION

Item 1    Legal Proceedings

          Note 2 in Part I is incorporated by reference herein.

Item 5    Other Information

          Note 8 in Part I is incorporated by reference herein.

Item 6    Exhibits and Reports on Form 8-K

Item 6(a) See Exhibit 11.

Item 6(b) Reports on Form 8-K

       Form 8-K was filed on November 3, 1995, to announce the resignation of Philip A. Marineau, President and Chief Operating Officer, and a lawsuit filed against Borden, Inc.

       All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 1995, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to
       Part II.






                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            The Quaker Oats Company
                                 (Registrant)




Date  November 9, 1995     s/ Robert S. Thomason
                              Robert S. Thomason
                        Senior Vice President - Finance and
                              Chief Financial Officer




Date  November 9, 1995     s/ Thomas L. Gettings
                              Thomas L. Gettings
                              Vice President and
                              Corporate Controller






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