Form 10-K
period 1995-12-31
QUAKER OATS CO
filed 1996-03-26
CIK 81371

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended

             [X]     TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from July 1, 1995 to December 31, 1995

                          Commission file number 1-12

                            THE QUAKER OATS COMPANY

            (Exact name of registrant as specified in its charter.)

                   NEW JERSEY                                  36-1655315
          (State of other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                  Identification No.)

               QUAKER TOWER
          P.O. Box 049001 Chicago, Illinois                  60604-9001
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The  aggregate  market  value of Common Stock held  by  non-affiliates  of  the
Registrant as of the close of business on February 29, 1996 was $4,647,911,193.75. The liquidation value of Series B ESOP Convertible Preferred Stock, all of which is held in The Quaker Employee Stock Ownership Plan, at the close of business on February 29, 1996 totaled $90,230,790, plus related dividends. The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on February 29, 1996 was 135,211,962.







DOCUMENTS INCORPORATED BY REFERENCE.

1. Portions of The Quaker Oats Company Notice of Annual Meeting and Proxy Statement (Proxy Statement) dated April 1, 1996 (Part III of Form 10-K)

CROSS-REFERENCE TABLE OF CONTENTS

The Proxy Statement includes all information required in Part III of Form 10-K, except as otherwise indicated in the following Cross-Reference Table. The Cross-Reference Table identifies the source of information for each of the Form 10-K items included in Parts I, II and III. Only those sections of the the Proxy Statement cited in the Cross-Reference Table of Contents are incorporated in the Form 10-K and filed with the Securities and Exchange Commission.

               10-K Item No.                        Source of Information

PART I.
  Item 1. Business.
   (a)    General Development of Business           Transition Report,
                                                       pages 31,50-51
   (b)    Financial Information About               Transition Report,
          Industry Segments                            pages 44-45
   (c)    Narrative Description of Business         Transition Report,
                                                       pages 30-39, 46-
                                                       47, 63, 66, 70-71
   (d)    Financial Information About Foreign       Transition Report,
          and Domestic Operations and Export Sales      pages 44-45

   (e)    Executive Officers of Registrant          Transition Report,
                                                       pages 72-73

  Item 2. Properties.                               Transition Report,
                                                       page 70
  Item 3. Legal Proceedings.                        Transition Report,
                                                       page 65
  Item 4. Submission of Matters to a Vote of
          Security Holders.                         (Not Applicable)


PART II.
  Item 5. Market for the Registrant's Common        Transition Report,
          Equity and Related Stockholder Matters.      pages 47, 66, 74-76

  Item 6. Selected Financial Data.                  Transition Report,
                                                       pages 46-47
  Item 7. Management's Discussion and Analysis      Transition Report,
          of Financial Condition and Results           pages 30-39
          of Operations.

  Item 8. Financial Statements and Supplementary    Transition Report,
          Data.                                        pages 40-68

  Item 9. Changes in and Disagreements with         (Not Applicable)
          Accountants on Accounting and
          Financial Disclosure.


PART III.
  Item 10. Directors and Executive Officers of       Notice of Annual Meeting
           the registrant.                              and Proxy Statement,
                                                        pages 9-11; Transition
                                                        Report, pages 72-73

  Item 11. Executive Compensation.                   Notice of Annual Meeting
                                                        and Proxy Statement,
                                                        pages 15-24

  Item 12. Security Ownership of Certain             Notice of Annual Meeting
           Beneficial Owners and Management.            and Proxy Statement,
                                                        pages 13-15

  Item 13. Certain Relationships and Related         (Not Applicable)
           Transactions.

PART IV.
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
  (a)(1)   Financial Statements.
           Consolidated financial statements of The Quaker Oats Company and its subsidiaries are incorporated under Item 8 of this Form 10-K.
  (a)(2)   Financial Statement Schedules.
   & (d) All required financial statement schedules are included in the consolidated financial statements or notes thereto as incorporated under Item 8 of this Form 10-K.
  (a)(3)   Exhibits  - See Exhibit  index  attached hereto, which is
   & (c)   incorporated herein by reference.




                                  SIGNATURES

   Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE QUAKER OATS COMPANY

By /s/WILLIAM D. SMITHBURG
    William D. Smithburg, Chairman, President and
    Chief Executive Officer

Date:  March 13, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 13th day of March 1996, by the following persons on behalf of the Registrant and in the capacities indicated.


               Signature                              Title

        /s/  WILLIAM  D.  SMITHBURG           Chairman, President and
          William D. Smithburg                Chief  Executive Officer


       /s/ ROBERT S. THOMASON                Senior Vice President Finance
         Robert S. Thomason                   and Chief Financial Officer

       /s/ THOMAS L. GETTINGS                Vice President and Corporate
         Thomas L. Gettings                       Controller

       /s/ FRANK C. CARLUCCI                 Director
         Frank C. Carlucci

       /s/ SILAS S. CATHCART                 Director
         Silas S. Cathcart

       /s/ KENNETH I. CHENAULT               Director
         Kenneth I. Chenault

       /s/JUDY C. LEWENT                     Director
         Judy C. Lewent

       /s/ VERNON R. LOUCKS, JR.             Director
         Vernon R. Loucks, Jr.

       /s/ THOMAS C. MacAVOY                 Director
         Thomas C. MacAvoy

       /s/ LUTHER C. McKINNEY                Director
         Luther C. McKinney

       /s/ WALTER J. SALMON                  Director
         Walter J. Salmon

       /s/ WILLIAM L. WEISS                  Director
         William L. Weiss




EXHIBIT INDEX

                                                                  PAPER (P),
                                                                ELECTRONIC (E)
                                                               OR INCORPORATED
EXHIBIT NO.                DESCRIPTION                       BY REFERENCE (IBRF)

3(a)       Restated Certificate of Incorporation
           (as of November 9, 1994)                                         IBRF

3(b)       Bylaws of The Quaker Oats Company
           (as amended January 11, 1995)                                    IBRF

4          Registrant undertakes to furnish to the Commission,
           upon request, a copy of any instrument defining the rights of holders of long-term debt of the registrant and all of
           its subsidiaries for which consolidated or unconsolidated
           financial statements are required to be filed                    IBRF

10(a)(1)   1984 Long-Term Incentive Plan (incorporated by reference
           to Exhibit B of the Company's 1983 Proxy Statement, file
           number 1-12)                                                     IBRF

10(a)(2)   First Amendment to  1984 Long-Term Incentive Plan
           (incorporated by reference to the Company's Form 10-K for
           the fiscal year ended June 30, 1992, file number 1-12)           IBRF

10(b)(1)   Deferred  Compensation Plan for Directors of The Quaker
           Oats Company  as restated effective January 1, 1989
           (incorporated by reference to the Company's Form 10-K for
           the fiscal year ended June 30, 1989, file number 1-12)           IBRF

10(b)(2)   First Amendment  to  the Deferred Compensation Plan for
           Directors of The Quaker Oats Company (incorporated by
           reference to the Company's Form  10-K  for the fiscal year
           ended June 30, 1992, file number  1-12)                          IBRF

10(c)      Deferred Compensation Plan for Executives of The Quaker
           Oats Company as restated effective March 1, 1996                    E

10(d)      Management Incentive Bonus Plan of The Quaker Oats Company
           as amended September 8, 1993 (incorporated by reference to the Company's Form  10-K  for the fiscal year ended
           June 30, 1994, file number  1-12)                                IBRF

10(e)(1)   Directors' Stock Retirement Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended
           June 30, 1985, file number 1-12)                                 IBRF

10(e)(2)   First Amendment to Directors' Stock Retirement Plan
           (incorporated by reference to the Company's Form 10-K for
           the fiscal year ended June 30, 1992, file number 1-12)           IBRF

10(e)(3)   Second Amendment to Directors' Stock Retirement Plan
           (incorporated by reference to the Company's Form 10-K for
           the fiscal year ended June 30, 1995).                            IBRF

10(e)(4)   Third Amendment to Directors' Stock Retirement Plan                 E

10(f)(1)   Termination Benefits Agreement with William D. Smithburg,
           first effective in the fiscal year ended June 30, 1995
           (incorporated by reference to the Company's Form 10-K for
           the fiscal year ended June 30, 1995).                            IBRF

10(f)(2)   Termination   Benefits Agreement with Philip A. Marineau,
           first effective in the  fiscal year ended June 30, 1995
           (incorporated by reference to  the Company's Form 10-K
           for the fiscal year ended June 30, 1995).                        IBRF

10(f)(3)   Termination   Benefits Agreements with certain Executive
           Officers, first effective in the fiscal year ended
           June 30, 1995 or effective by filing date (incorporated
           by reference to the Company's Form 10-K for  the  fiscal
           year ended June 30, 1995).                                       IBRF

10(f)(4)   Termination   Benefits Agreements with certain Executive
           Officers, first effective for the transition period ended
           December 31, 1995                                                   E

10(f)(5)   Agreement upon Separation of employment with
           Philip A. Marineau first effective for the transition
           period ended December 31, 1995.                                     E

10(g)(1)  The Quaker Supplemental Executive Retirement Program
          (incorporated by reference to the Company's Form 10-K for
          the fiscal year ended June 30, 1989, file number 1-12)            IBRF

10(g)(2)  First Amendment  to  The Quaker Supplemental Executive
          Retirement Program (incorporated by reference to the
          Company's Form 10-K for the fiscal year ended June 30, 1992,
          file number 1-12)                                                 IBRF




EXHIBIT INDEX

                                                                  PAPER (P),
                                                                ELECTRONIC (E)
                                                               OR INCORPORATED
EXHIBIT NO.                DESCRIPTION                       BY REFERENCE (IBRF)

10(g)(3)  Second Amendment to  The Quaker Supplemental
          Executive Retirement Program (incorporated by reference
          to the Company's Form 10-K for the fiscal year ended
          June 30, 1992, file number 1-12)                                  IBRF

10(g)(4)  Third Amendment  to  The Quaker Supplemental Executive
          Retirement Program (incorporated by reference to the
          Company's Form 10-K for the fiscal year ended June 30, 1992,
          file number 1-12)                                                 IBRF

10(g)(5)  Fourth Amendment to  The Quaker Supplemental Executive
          Retirement Program (incorporated by reference to the
          Company's Form 10-K for the fiscal year ended June 30, 1992,
          file number 1-12)                                                 IBRF

10(g)(6)  Fifth Amendment  to  The Quaker Supplemental Executive
          Retirement Program (incorporated by reference to the
          Company's Form 10-K for the fiscal year ended June 30, 1993,
          file number 1-12)                                                 IBRF

10(g)(7)  Sixth Amendment  to  The Quaker Supplemental Executive
          Retirement Program (incorporated by reference to the
          Company's Form 10-K for the fiscal year ended June 30, 1993,
          file number 1-12)                                                 IBRF

10(g)(8)  Seventh Amendment to The Quaker Supplemental Executive
          Retirement Program (incorporated by reference to the
          Company's Form 10-K for the fiscal year ended June 30, 1995,
          file number  1-12)                                                IBRF

10(g)(9)  Eighth Amendment to  The Quaker Supplemental Executive
          Retirement Program (incorporated by reference to the
          Company's Form 10-K for the fiscal year ended June 30, 1995,
          file number  1-12)                                                IBRF

10(g)(10) Ninth Amendment  to  The Quaker Supplemental Executive
          Retirement Program (incorporated by reference to the Company's
          Form  10-K  for the fiscal year ended June 30, 1995, file
          number  1-12)                                                     IBRF

10(h)(1)  The Quaker Oats  Company Benefits Protection Trust
          (incorporated by reference to the Company's Form 10-K for
          the fiscal year ended June 30, 1989, file number 1-12)            IBRF

10(h)(2)  First Amendment to The Quaker Oats Company Benefits Protection
          Trust (incorporated by reference to the Company's Form 10-K
          for the fiscal year ended June 30, 1992, file number 1-12)        IBRF

10(h)(3)  Second Amendment to The Quaker Oats Company Benefits Protection
          Trust (incorporated by reference to the Company's Form 10-K for
          the fiscal year ended June 30, 1992, file number 1-12)            IBRF

10(i) The Quaker Eligible Earnings Adjustment Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended
          June 30, 1992, file number 1-12)                                  IBRF

10(j) The Quaker Officers Severance Program, effective March 8, 1995 (incorporated by reference to the Company's Form 10-K for the
          fiscal year ended June 30, 1995, file number 1-12)                IBRF

10(k)(1)  The  Quaker  Long  Term Incentive Plan of 1990 (incorporated by reference to the Company's Form 10-K for the fiscal year
          ended June 30, 1990, file number 1-12)                            IBRF

10(k)(2)  First Amendment  to  The Quaker Long Term Incentive Plan of
          1990 (incorporated by reference to the Company's From 10-K for
          the fiscal year ended June 30, 1992, file number 1-12)            IBRF

10(k)(3)  Second Amendment to  The Quaker Long Term Incentive Plan of
          1990 (incorporated by reference to the Company's Form 10-K for
          the fiscal year ended June 30, 1993, file number 1-12)            IBRF

10(k)(4)  Third Amendment  to  The Quaker Long Term Incentive Plan of
          1990 (incorporated by reference to the Company's Form 10-K for
          the fiscal year ended June 30, 1994, file number 1-12)            IBRF

10(k)(5)  Fourth Amendment to  The Quaker Long Term Incentive Plan of 1990



EXHIBIT INDEX
                                                                  PAPER (P),
                                                                ELECTRONIC (E)
                                                               OR INCORPORATED
EXHIBIT NO.                DESCRIPTION                       BY REFERENCE (IBRF)


          (incorporated by reference to the Company's Form 10-K for the
          fiscal year ended June 30, 1995, file number 1-12)                IBRF

10(k)(6)  Fifth Amendment  to  The Quaker Long Term Incentive Plan of
          1990 (incorporated by reference to the Company's Form 10-K for
          the fiscal year ended June 30, 1995, file number 1-12)            IBRF

10(l)     The Quaker 415 Excess Benefit Plan (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1990,
          file number 1-12)                                                 IBRF

10(m)     Quaker Salaried Employees Compensation and Benefits Protection
          Plan (incorporated by reference to the Company's Form 10-K for
          the fiscal year ended June 30, 1990, file number 1-12)            IBRF

11        Statement re Computation of Per Share Earnings                       E

12        Statement re Computation of Ratios                                   E

13        Transition Report of The Quaker Oats Company for the transition
          period from July 1, 1995 to December 31, 1995                        E

21        List of Subsidiaries of the Registrant                               E

23        Consent of Auditors                                                  E

(b)       Reports on Form 8-K

(b)(1)    8-K filed November 3, 1995                                        IBRF