Form 10-Q
period 1996-03-31
QUAKER OATS CO
filed 1996-05-14
CIK 81371

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q


     X  Quarterly Report Pursuant to Section 13 or 15 (d) of the
                 Securities Exchange Act of 1934


            For the quarterly period ended March 31, 1996


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


                       YES   XX         NO


   The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on April 30, 1996, was 135,290,190.



              THE QUAKER OATS COMPANY AND SUBSIDIARIES
                         INDEX TO FORM 10-Q



                                                             Page
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

      Condensed Consolidated Statements of Income
      and Reinvested Earnings for the Three Months
      Ended March 31, 1996 and 1995                           3

      Condensed Consolidated Balance Sheets as of
      March 31, 1996 and December 31, 1995                    4

      Condensed Consolidated Statements of Cash
      Flows for the Three Months Ended
      March 31, 1996 and 1995                                 5

      Net Sales and Operating Income by Segment for the
      Three Months Ended March 31, 1996 and 1995              6

      Notes to Condensed Consolidated Financial Statements    7-8

    Item 2 - Management's Discussion and Analysis
             of Financial Condition  and  Results
             of Operations                                    9-14

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                15

    Item 6 - Exhibits and Reports on Form 8-K                 15

SIGNATURES                                                    16

EXHIBIT INDEX                                                 17

EXHIBIT 11                                                    18


              THE QUAKER OATS COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 AND REINVESTED EARNINGS (UNAUDITED)


                                                      Three Months Ended
Dollars in Millions (Except Per Share Data)                March 31,
                                                       1996         1995

Net sales                                          $1,222.8     $1,633.5
Cost of goods sold                                    664.5        871.0
Gross profit                                          558.3        762.5

Selling, general and administrative expenses          475.4        646.9
Gains on divestitures                                  (2.8)      (517.9)
Interest expense                                       29.5         46.5
Interest income                                        (1.4)        (2.0)
Foreign exchange loss - net                             1.8          2.6
Income before income taxes                             55.8        586.4
Provision for income taxes                             23.6        220.3

Net income                                             32.2        366.1

Preferred dividends - net of tax                        1.0          1.0
Net Income Available for Common                    $   31.2     $  365.1

Per Common Share:
  Net income                                       $   0.23     $   2.73
  Dividends declared                               $  0.285     $  0.285

Average Number of Common Shares
  Outstanding (in thousands)                        135,102      133,818

Reinvested Earnings:
  Balance beginning of period                      $1,433.6     $  867.6
  Net income                                           32.2        366.1
  Dividends                                           (39.1)       (38.7)
  Common stock issued for stock purchase
    and incentive plans                                (3.3)        (1.3)
  Balance end of period                            $1,423.4     $1,193.7


   See accompanying notes to the condensed consolidated financial statements.

                THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)


                                                       March 31,    December 31,
Dollars in Millions                                      1996           1995

Assets
Current Assets:
  Cash and cash equivalents                            $   70.6        $   93.2
  Trade accounts receivable - net of allowances           408.8           398.3
  Inventories:
    Finished goods                                        242.5           203.6
    Grains and raw materials                               79.4            69.7
    Packaging materials and supplies                       36.9            33.4
      Total inventories                                   358.8           306.7
  Other current assets                                    277.6           281.9
      Total Current Assets                              1,115.8         1,080.1

Property, plant and equipment                           1,935.9         1,946.0
Less accumulated depreciation                             770.4           778.2
    Property - net                                      1,165.5         1,167.8
Intangible assets - net of amortization                 2,289.3         2,309.2
Other assets                                               57.0            63.3
       Total Assets                                    $4,627.6        $4,620.4

Liabilities and Shareholders' Equity
Current Liabilities:
  Short-term debt                                      $  610.8        $  643.4
  Current portion of long-term debt                        69.8            68.6
  Trade accounts payable                                  305.5           298.4
  Other current liabilities                               725.2           691.3
      Total Current Liabilities                         1,711.3         1,701.7

Long-term Debt                                          1,034.1         1,051.8
Other Liabilities                                         541.0           536.3
Deferred Income Taxes                                     231.5           233.6
Preferred Stock, Series B, no par value,
  authorized 1,750,000 shares; issued 1,282,051
  of $5.46 cumulative convertible shares
  (liquidating preference of $78 per share)               100.0           100.0
Deferred Compensation                                     (68.3)          (71.7)
Treasury Preferred Stock, at cost, 134,406 shares
  and 122,562 shares, respectively                        (11.4)          (10.6)

Common Shareholders' Equity:
  Common stock, $5 par value, authorized 400,000,000
    shares; issued 167,978,792 shares                     840.0           840.0
  Reinvested earnings                                   1,423.4         1,433.6
  Cumulative translation adjustment                       (70.4)          (77.8)
  Deferred compensation                                  (117.8)         (118.1)
  Treasury common stock, at cost, 32,746,061
    shares and 33,172,737 shares, respectively           (985.8)         (998.4)
      Total Common Shareholders' Equity                 1,089.4         1,079.3
        Total Liabilities and Shareholders' Equity     $4,627.6        $4,620.4


   See accompanying notes to the condensed consolidated financial statements.

              THE QUAKER OATS COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)


                                                            Three Months Ended
Dollars in Millions                                              March 31,
                                                             1996        1995

Cash Flows from Operating Activities:
  Net income                                              $  32.2     $ 366.1
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                          50.0        55.5
      Deferred income taxes                                   0.9         1.2
      Gains on divestitures                                  (2.8)     (517.9)
      Loss on disposition of property and equipment           2.8         4.3
      Increase in trade accounts receivable                 (49.9)      (12.9)
      Increase in inventories                               (59.0)      (39.4)
      Increase in other current assets                       (1.9)      (34.3)
      Increase in trade accounts payable                     41.8        45.8
      Increase in other current liabilities                  23.5       194.8
      Change in deferred compensation                         3.7         3.7
      Other items                                            19.0        (6.1)
         Net Cash Provided by Operating Activities           60.3        60.8


Cash Flows from Investing Activities:
  Additions to property, plant and equipment                (50.7)      (70.9)
  Business acquisitions                                        --       (44.6)
  Business divestitures                                      43.2       730.3
  Change in other assets                                      0.3         2.3
     Net Cash (Used in) Provided by Investing Activities     (7.2)      617.1


Cash Flows from Financing Activities:
  Cash dividends                                            (39.1)      (38.7)
  Change in short-term debt                                 (32.1)     (705.6)
  Proceeds from short-term debt to be refinanced               --       100.0
  Proceeds from long-term debt                                2.6         0.1
  Reduction of long-term debt                               (18.8)      (34.9)
  Issuance of common treasury stock                           6.6         4.0
  Repurchases of preferred stock                             (0.8)       (0.5)
     Net Cash Used in Financing Activities                  (81.6)     (675.6)

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                        5.9         0.3

Net (Decrease) Increase in Cash and Cash Equivalents        (22.6)        2.6

Cash and Cash Equivalents - Beginning of Year                93.2       103.0
Cash and Cash Equivalents - End of Quarter                $  70.6     $ 105.6

   See accompanying notes to the condensed consolidated financial statements.

              THE QUAKER OATS COMPANY AND SUBSIDIARIES
              NET SALES AND OPERATING INCOME BY SEGMENT
                             (UNAUDITED)



                                          Net Sales           Operating Income

                                         Three Months            Three Months
                                             Ended                   Ended
Dollars in Millions                        March 31,               March 31,
                                       1996         1995       1996        1995
Foods
   U.S. and Canadian               $  694.0     $  738.4     $103.9      $ 91.7
   International                      150.3        142.3        0.9         6.4
Total Foods                        $  844.3     $  880.7     $104.8      $ 98.1

Beverages
   U.S. and Canadian               $  300.7     $  287.9     $  1.2      $  8.3
   International                       73.8         66.9       (8.3)       (6.2)
Total Beverages                    $  374.5     $  354.8     $ (7.1)     $  2.1

Divested Businesses (a)            $    4.0     $  398.0     $  3.3      $547.0

   Total Sales/Operating Income    $1,222.8     $1,633.5     $101.0      $647.2

Less: General corporate expenses                               15.3        13.7
      Interest expense - net                                   28.1        44.5
      Foreign exchange loss - net                               1.8         2.6
Income before income taxes                                   $ 55.8      $586.4


Note:   Operating  income  includes certain allocations  of  overhead expenses.

(a) Total sales for the international divested businesses were $4.0 million and $247.9 million for the three months ended March 31, 1996 and 1995, respectively. Total sales for the U.S. and Canadian divested businesses were $150.1 million for the three months ended March 31, 1995. Total operating income for the international divested businesses was $3.3 million, including a gain of $2.8 million on the sale of the Italian products business, and $21.5 million, including a gain of $4.9 million on the sale of the Dutch honey business,
for the three months ended March 31, 1996 and  1995, respectively.   Total
operating income for the U.S. and Canadian divested businesses was $525.5 million, including a gain of $513.0 million on the sale of the U.S. and Canadian pet foods business, for the three months ended March 31, 1995.

              THE QUAKER OATS COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                           MARCH 31, 1996


Note 1 - Basis of Presentation

The condensed consolidated financial statements include The Quaker Oats Company and its subsidiaries (the "Company"). The condensed consolidated statements of income and reinvested earnings for the three months ended March 31, 1996 and 1995, the condensed consolidated balance sheet as of March 31, 1996, and the condensed consolidated statements of cash flows for the three months ended March 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1996 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's report to shareholders for the six month transition period ended December 31, 1995.

Certain previously reported amounts have been reclassified to conform to the current presentation.

Note 2 - Fiscal-Year Change

To capture the results of a full beverage season in a single fiscal-year period, the Company changed its fiscal year to align with the calendar year, beginning January 1, 1996. A six month transition period of July 1, 1995 through December 31, 1995 ("transition period") preceded the start of this new fiscal year. These financial statements reflect the first quarter results of the new fiscal year.

Note 3 - Litigation

On November 1, 1995, the Company filed suit against Borden, Inc. in Federal District Court in New York alleging that Borden made material misrepresentations and committed fraud in connection with the Company's November 1994 acquisition of a Brazilian pasta business for $100 million. The Company seeks to rescind the transaction and collect damages.

The Company is also a party to a number of lawsuits and claims, which it is vigorously defending. Such matters arise out of the normal course of business and relate to the Company's recent acquisition activity and other issues. Certain of these actions seek damages in large amounts. While the results of litigation cannot be predicted with certainty, management believes that the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations. Changes in assumptions, as well as actual experience, could cause the estimates made by management to change.

             THE QUAKER OATS COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                           MARCH 31, 1996


Note 4 - Pending Accounting Change

In October 1995, the FASB issued Statement #123, "Accounting for Stock-Based Compensation." The Company is required to adopt this standard no later than December 31, 1996. This Statement encourages companies to recognize expense for stock options at an estimated fair value based on an option pricing model. If expense is not recognized for stock options, pro forma footnote disclosure is required of what net income and earnings per share would have been under the Statement's approach to valuing and expensing stock options. Certain other new disclosures will be required. The Company will implement the provisions of this Statement in 1996, but has decided that it will not recognize the expense related to stock options in the financial statements. The impact of this new Statement has not yet been completely evaluated.


Note 5 - Divestitures

On January 15, 1996, the Company completed the sale of its Italian products business and realized a gain of $2.8 million.

On March 12, 1996, the Company announced its intention to sell its North American frozen foods business, which includes Aunt Jemima frozen breakfast products and Celeste frozen pizza products. The combined annual sales of the Aunt Jemima frozen breakfast products and Celeste frozen pizza products businesses are approximately $175 million. The planned divestiture does not include the Aunt Jemima syrup, corn products and pancake mix businesses.

              THE QUAKER OATS COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended March 31, 1996 Compared with
Three Months Ended March 31, 1995

Summary

This report discusses the three-month period ended March 31, 1996, which is the first quarter of the new fiscal year reporting cycle starting January 1, 1996.

Presentation

The comparisons of the results for the three months ended March 31, 1996 to those of the three months ended March 31, 1995 ("last year") are affected by the significant changes the Company has made in its portfolio of businesses since November 1994. The Company divested the following businesses: U.S. and Canadian pet food and Dutch honey (March 1995), European pet food (April 1995), Mexican chocolate (May 1995), U.S. bean and chili (June 1995) and Italian products (January 1996). As a result of these major transactions, comparative quarter results are more difficult to analyze. To aid in the analysis of quarterly operating results, the discussion will compare the financial results as reported, then break out the impact of divested businesses, and compare the "ongoing" business results by business segment.

The Snapple Acquisition

The acquisition of Snapple beverages in December 1994 for a tender-offer price of $1.7 billion was the largest in the Company's history. Since its acquisition, the Company has worked to upgrade Snapple beverages' manufacturing standards, integrate its order-entry and accounting systems, improve the efficiency and effectiveness of its advertising and merchandising (A&M) programs and improve distributor communications. Consolidated Snapple beverages' sales increased 10 percent versus last year on a volume increase of 4 percent.

Improving the financial results of the Snapple beverage business remains the greatest challenge facing the Company. This will require achieving significant increases in profitability during 1996. One key to this challenge is achieving profitable volume growth which is dependent upon successful execution of new marketing and sales strategies. Achieving profitability is critical to the future success and value of the Snapple beverage business. The Snapple beverage acquisition added $1.8 billion in intangible assets to the Company's balance sheet as of December 31, 1995. The Company evaluated the recoverability of Snapple beverages' long-lived assets, including intangible assets, as of December 31, 1995 using its best estimates of undiscounted future cash flows, and believes that the net carrying value of $1.9 billion is consistent with the Company's accounting policies and the requirements of Financial Accounting Standards Board (FASB) Statement #121. The estimate of future cash flows is subject to change and management's intention is to periodically assess the recoverability of long-lived assets using a consistent methodology.

              THE QUAKER OATS COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating Results
                              Net Sales

Consolidated net sales decreased 25 percent primarily due to the absence of the divested businesses' results in the current quarter. Excluding the divested businesses' results, sales decreased 1 percent while volume increased 1 percent.

The following table summarizes the net sales comparisons for the current quarter as compared to last year:

Dollars in Millions                               Three Months Ended March 31,
                                        1996                                           1995
                           U.S.                                         U.S.
Industry Segments      & Canadian    International      Total       & Canadian     International      Total
Foods                   $   694.0           $150.3   $  844.3         $  738.4          $  142.3   $  880.7
Beverages                   300.7             73.8      374.5            287.9              66.9      354.8
Ongoing Businesses          994.7            224.1    1,218.8          1,026.3             209.2    1,235.5


Divested Businesses            --              4.0        4.0            150.1             247.9      398.0

Total Company           $   994.7           $228.1   $1,222.8         $1,176.4          $  457.1   $1,633.5

"Foods":   includes all food lines as well as the  food  service business.
"Beverages":  includes Gatorade thirst quencher sports beverages and Snapple premium teas and fruit drinks.
"Ongoing  Businesses":  includes the net sales  of  all  Company businesses not reported as Divested Businesses (see below).
"Divested  Businesses":  1996 includes net sales of the  Italian products  business through its divestiture date.  1995  includes the net sales of the Italian products business and the following businesses through their respective divestiture dates:  U.S. and
Canadian pet food and U.S. bean and chili (U.S. & Canadian), and European   pet   food,  Mexican  chocolate,  and   Dutch   honey
(International).


Foods

Net  sales  decreased  by 4 percent for the  Foods  business, representing a 6 percent decline in the U.S. and Canadian business, partially offset by a 6 percent increase in the international business. Volume in the U.S. and Canadian Foods business declined 3 percent, reflecting changes in A&M programs undertaken since last
year  to  increase profitability.   International  sales  reflect
increases  in  Brazil  and  business  expansion   in   the Asia/Pacific
region, offset partially by a decline in  the  European cereal  business.
In Brazil, the increase in net  sales  was  driven primarily   by  price
and  volume  increases  offset  partially   by unfavorable foreign currency
impacts.

Beverages

Net sales in the Beverages business increased 6 percent on a volume increase of 5 percent. U.S. and Canadian sales increased 4 percent with Snapple beverages increasing 11 percent and Gatorade thirst quencher increasing 1 percent. Excluding the impact of price increases in the current quarter, U.S. and Canadian beverage sales increased 2 percent.

International sales increased 10 percent primarily due to increases in Gatorade thirst quencher in Latin America and Europe. In Latin America, the increase in net sales was driven primarily by price and volume increases offset partially by unfavorable foreign currency impacts.

              THE QUAKER OATS COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                     Other Financial Highlights

Consolidated gross profit margin was 45.7 percent in the current quarter compared to 46.7 percent last year. The decrease in gross profit margin was primarily due to product mix changes resulting from the portfolio changes, particularly due to the increase in Snapple beverages' net sales in relation to those of the total Company. Snapple beverages has a lower gross profit margin than the Company's historical average because of its use of external manufacturing and distribution networks. Gross profit margin also declined due to increases in commodity and packaging costs in the U.S. and Canadian Foods businesses which were partly offset by improved margins in the U.S. and Canadian Beverages business.

Selling, general and administrative (SG&A) expenses declined $171.5 million, or 27 percent, due mainly to a 32 percent decrease in A&M expenses. A&M expenses were 22.6 percent of sales during the current quarter, down from 24.9 percent last year. The Company will continue to implement changes in A&M programs which are intended to increase their effectiveness. The Company spent $97.1 million in A&M last year to support divested businesses. During the quarter, increased efficiencies in A&M spending in U.S. and Canadian Gatorade thirst quencher and in the U.S. and Canadian Foods businesses offset increases to support Snapple beverages and the continued expansion of grain-based foods and beverages in the Asia/Pacific region.

                          Operating Income

Consolidated operating income was $101.0 million for the current quarter, which included a $2.8 million gain on the divestiture of the Italian products business. Last year's operating income was $647.2 million, which included a $513.0 million gain on the sale of the North American pet food business and a $4.9 million gain on the sale of the Dutch honey business. Excluding the gains on divestitures and operating income from divested businesses in both quarters, operating income declined by 3 percent from $100.2 million last year to $97.7 million in the current quarter.

The following table summarizes the operating results for the quarter as compared to last year:


Dollars in Millions                               Three Months Ended March 31,
                                             1996                                          1995
Industry Segments          U.S. & Canadian    International     Total     U.S. & Canadian   International       Total
Foods                              $ 103.9          $   0.9   $ 104.8             $  91.7         $   6.4    $   98.1
Beverages                              1.2             (8.3)     (7.1)                8.3            (6.2)        2.1
Ongoing Businesses                   105.1             (7.4)     97.7               100.0             0.2       100.2

Divested Businesses                     --              3.3       3.3               525.5            21.5       547.0


Total Company                      $ 105.1          $  (4.1)  $ 101.0             $ 625.5         $  21.7    $  647.2

Note:    Operating  income  includes  certain  allocations   of overhead expenses.
"Foods":   includes all food lines as well as the food  service business.
"Beverages":    includes   Gatorade  thirst   quencher   sports beverages and Snapple premium teas and fruit drinks.
"Ongoing Businesses": includes the operating income of all Company businesses not reported as Divested  Businesses (see below).
"Divested  Businesses":  1996 includes the operating income  of the  Italian  products business through the  divestiture  date, including  the gain on the divestiture of $2.8 million.  1995 includes the operating income  of  the  Italian products business
and  the  following businesses  through their respective divestiture  dates:   U.S. and  Canadian  pet  food, including the gain
on the divestiture of $513.0 million,  and  U.S.  bean  and  chili  (U.S. & Canadian), and European pet food, Mexican chocolate, and  Dutch honey, including the gain on the divestiture of $4.9 million, (International).


              THE QUAKER OATS COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Foods

Total Foods' operating income in the quarter was $104.8 million, an increase of 7 percent from last year's operating income of $98.1 million. The increase reflects an improvement of 13 percent in the U.S. and Canadian business, where operating income rose from $91.7 million last year to $103.9 million during the current quarter. This increase resulted primarily from improvements in hot cereals, food service and Golden Grain, offset partly by decreases in snacks and ready-to-eat cereals. The increased operating income in the U.S. and Canadian business is primarily attributable to improved efficiency in A&M spending. Operating income in the International Foods business declined by $5.5 million compared to last year due to declines in Latin America and in the Asia/Pacific region, where underwriting continued in order to expand the grain-based products business.

Beverages

The Beverages business reported an operating loss of $7.1 million during the current quarter, compared to operating income of $2.1 million last year. Most of the decline is due to lower operating results in the U.S. and Canadian business, where operating losses increased in the Snapple beverage business and more than offset improvements in Gatorade thirst quencher. The decline in the Snapple beverage business results is due to increased A&M spending (principally for equipment and shelf resets to prepare for the 1996 season), increased overhead expense and additional manufacturing costs due to the operation of the new plant in Tolleson, Arizona which more than offset the favorable impact of increased sales.

In the International Beverages business, the operating loss increased from $6.2 million last year to $8.3 million in the current quarter. This is primarily due to lower operating results in the Asia/Pacific region, where underwriting costs increased to expand the Beverages business, offset partly by improved results in the European Gatorade thirst quencher business.

             Interest, Foreign Exchange and Income Taxes

Net  financing  costs (net interest expense and net foreign  exchange loss) decreased $17.2 million in the current quarter to $29.9 million. The decline was primarily due to additional interest expense last year related to higher debt levels.

With the divestiture of the European pet food business and the Italian products business, the Company's exposure to European foreign
currency   fluctuations   is  significantly  reduced.   The  majority
of the Company's international business is now in Latin American countries like Brazil, where hedging opportunities are more limited
and  costly.   The Company finances  these  businesses  with  equity,
local  currency  borrowings,  U.S.  dollar-denominated  debt,  parent
company loans or a combination  of all four.   The  mix  of financing
in hyper-inflationary countries has an impact on the level of interest expense as well as the resulting foreign exchange translation gains or losses incurred when foreign balance sheets are converted into U.S. dollars.

              THE QUAKER OATS COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The  effective tax rate in the first quarter was 42.3 percent  versus
37.6 percent last year. Excluding the impact of the gains on divestitures in both quarters, the effective tax rate was 42.5 percent versus 40.0 percent, which reflects changes in the impact of non-deductible amortization of intangibles. The Company has evaluated its deferred tax assets and believes that future taxable income is sufficient to realize a majority of these assets. A valuation allowance has been provided for the deferred tax assets that are not expected to be realized.

Liquidity and Capital Resources

On December 6, 1994, the Company acquired Snapple Beverage Corp. for a tender offer price of $1.7 billion. The acquisition was initially financed with commercial paper borrowings. During fiscal 1995, the Company divested businesses for approximately $1.7 billion. The after-tax proceeds on the fiscal 1995 divestitures of $1.25 billion were used to reduce the commercial paper borrowings.

Short-term and long-term debt (total debt) as of March 31, 1996 was $1.71 billion, a decrease of $49.1 million from December 31, 1995. The total debt-to-total capitalization ratio was 60.7 percent and
61.7 percent as of March 31, 1996 and December 31, 1995, respectively.

Net cash provided by operating activities was $60.3 million and $60.8 million for the three months ended March 31, 1996 and 1995, respectively. Capital expenditures for the current and last year quarter were $50.7 million and $70.9 million, respectively. During the current and last year quarter, the Company had proceeds from investing activities related to business divestitures of $43.2 million and $730.3 million, respectively, and outlays related to business acquisitions of $44.6 million during last year. The Company expects that its future capital expenditures and cash dividends will be financed through a combination of cash flow from operating activities and debt financing. Capital expenditures are expected to increase from current levels in the near term as the Company has plans to invest in the worldwide expansion of production capacity for beverages and for grain-based products in the United States and China.

Pending Accounting Change

In October 1995, the FASB issued Statement #123, "Accounting for Stock-Based Compensation." The Company is required to adopt this standard no later than December 31, 1996. This Statement encourages companies to recognize expense for stock options at an estimated fair value based on an option pricing model. If expense is not recognized for stock options, pro forma footnote disclosure is required of what net income and earnings per share would have been under the Statement's approach to valuing and expensing stock options. Certain other new disclosures will be required. The Company will implement the provisions of this Statement in 1996, but has decided that it will not recognize the expense related to stock options in the financial statements. The impact of this new Statement has not yet been completely evaluated.

              THE QUAKER OATS COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary Statement on Forward-Looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis. Company results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by the outcome of supply-chain management programs, the effectiveness of a change in its advertising and merchandising support, and new marketing and promotional programs, in addition to external factors such as: actions of competitors; changes in laws and regulations, including changes in accounting standards; distributor relations; customer demand; effectiveness of spending or programs; consumer perception of health-related issues; fluctuations in the cost and availability of supply-chain resources; and foreign economic conditions, including currency rate fluctuations.

                     PART II - OTHER INFORMATION

Item 1    Legal Proceedings

      Note 3 in Part I is incorporated by reference herein.

Item 6(a) See Exhibit 11.

       All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 1996, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            The Quaker Oats Company
                                 (Registrant)




Date  May 13, 1996            Robert S. Thomason
                              Robert S. Thomason
                        Senior Vice President - Finance and
                              Chief Financial Officer




Date  May 13, 1996            Thomas L. Gettings
                              Thomas L. Gettings
                              Vice President and
                              Corporate Controller


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


