Form 10-Q
period 1996-06-30
QUAKER OATS CO
filed 1996-08-13
CIK 81371

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


    X  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934


                 For the quarterly period ended June 30, 1996


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


                       YES   XX         NO


      The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on July 31, 1996 was 135,474,100.



                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                              INDEX TO FORM 10-Q


                                                                     Page
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

      Condensed Consolidated Statements of Income
      and Reinvested Earnings for the Six and Three Months
      Ended June 30, 1996 and 1995                                    3-4

      Condensed Consolidated Balance Sheets as of
      June 30, 1996 and December 31, 1995                               5

      Condensed Consolidated Statements of Cash
      Flows for the Six Months Ended
      June 30, 1996 and 1995                                            6

      Net Sales and Operating Income by Segment for the Six and
      Three Months Ended June 30, 1996 and 1995                       7-8

      Notes to Condensed Consolidated Financial Statements           9-10

    Item 2 - Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                      11-20

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                         21

    Item 4 - Submission of Matters to a Vote of Security-Holders    21-22

    Item 6 - Exhibits and Reports on Form 8-K                          23

SIGNATURES                                                             24

EXHIBIT INDEX                                                          25

EXHIBIT 11                                                             26

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND REINVESTED EARNINGS (UNAUDITED)


                                                            Six Months Ended
Dollars in Millions (Except Per Share Data)                     June 30,
                                                            1996        1995

Net sales                                                $2,704.6    $3,220.9
Cost of goods sold                                        1,454.6     1,765.1
Gross profit                                              1,250.0     1,455.8
Selling, general and administrative expenses              1,030.6     1,280.7
Gains on divestitures and restructuring charges - net        (2.8)   (1,094.3)
Interest expense                                             57.7        73.7
Interest income                                              (3.0)       (2.5)
Foreign exchange loss - net                                   3.6         3.3

Income before income taxes                                  163.9     1,194.9
Provision for income taxes                                   67.1       484.6

Net income                                                   96.8       710.3

Preferred dividends - net of tax                              2.0         2.0
Net Income Available for Common                          $   94.8    $  708.3

Per Common Share:
  Net income                                             $   0.70    $   5.30
  Dividends declared                                     $   0.57    $   0.57

Average Number of Common Shares
  Outstanding (in thousands)                              135,213     133,948

Reinvested Earnings:
  Balance beginning of period                            $1,433.6    $  867.6
  Net income                                                 96.8       710.3
  Dividends                                                 (78.4)      (77.1)
  Common stock issued for stock purchase
    and incentive plans                                      (3.0)       (1.5)
  Balance end of period                                  $1,449.0    $1,499.3


  See accompanying notes to the condensed consolidated financial statements.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND REINVESTED EARNINGS (UNAUDITED)


                                                                 Three Months
                                                                    Ended
Dollars in Millions (Except Per Share Data)                        June 30,
                                                               1996        1995

Net sales                                                  $1,481.8    $1,587.4
Cost of goods sold                                            790.1       894.1
Gross profit                                                  691.7       693.3

Selling, general and administrative expenses                  555.2       633.8
Gains  on  divestitures and restructuring charges - net         ---      (576.4)
Interest expense                                               28.2        27.2
Interest income                                                (1.6)       (0.5)
Foreign exchange loss - net                                     1.8         0.7

Income before income taxes                                    108.1       608.5
Provision for income taxes                                     43.5       264.3

Net income                                                     64.6       344.2

Preferred dividends - net of tax                                1.0         1.0
Net Income Available for Common                            $   63.6    $  343.2

Per Common Share:
  Net income                                               $   0.47    $   2.57
  Dividends declared                                       $  0.285    $  0.285

Average Number of Common Shares
  Outstanding (in thousands)                                135,329     134,077

Reinvested Earnings:
  Balance beginning of period                              $1,423.4    $1,193.7
  Net income                                                   64.6       344.2
  Dividends                                                   (39.3)      (38.4)
  Common stock issued for stock purchase
     and incentive plans                                        0.3       (0.2)
  Balance end of period                                    $1,449.0    $1,499.3


  See accompanying notes to the condensed consolidated financial statements.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                        June 30,    December 31,
Dollars in Millions                                       1996          1995

Assets
Current Assets:
  Cash and cash equivalents                             $  103.5       $   93.2
  Trade accounts receivable - net of allowances            476.8          398.3
Inventories:
  Finished goods                                           258.4          203.6
  Grains and raw materials                                  72.8           69.7
  Packaging materials and supplies                          36.2           33.4
      Total inventories                                    367.4          306.7
Other current assets                                       266.5          281.9
      Total Current Assets                               1,214.2        1,080.1

Property, plant and equipment                            1,970.5        1,946.0
Less accumulated depreciation                              793.0          778.2
    Property - net                                       1,177.5        1,167.8
Intangible assets - net of amortization                  2,272.6        2,309.2
Other assets                                                63.2           63.3
      Total Assets                                      $4,727.5       $4,620.4


Liabilities and Shareholders' Equity
Current Liabilities:
  Short-term debt                                       $  558.1       $  643.4
  Current portion of long-term debt                         53.8           68.6
  Trade accounts payable                                   342.4          298.4
  Other current liabilities                                796.7          691.3
      Total Current Liabilities                          1,751.0        1,701.7

Long-term debt                                           1,041.2        1,051.8
Other liabilities                                          555.3          536.3
Deferred income taxes                                      237.8          233.6
Preferred Stock, no par value, authorized
  1,750,000 shares; issued 1,282,051 of
  $5.46 cumulative convertible shares
  (liquidating preference of $78 per share)                100.0          100.0
Deferred compensation                                      (68.3)         (71.7)
Treasury Preferred Stock, at cost, 145,703 shares and
  122,562 shares, respectively                             (12.9)         (10.6)

Common Shareholders' Equity:
  Common stock, $5 par value, authorized 400,000,000
   shares; issued 167,978,792 shares                       840.0          840.0
  Reinvested earnings                                    1,449.0        1,433.6
  Cumulative translation adjustment                        (69.0)         (77.8)
  Deferred compensation                                   (117.7)        (118.1)
  Treasury common stock, at cost, 32,520,218
    shares  and  33,172,737  shares, respectively         (978.9)        (998.4)
      Total   Common   Shareholders' Equity              1,123.4        1,079.3
         Total Liabilities and Shareholders' Equity     $4,727.5       $4,620.4

See accompanying notes to the condensed consolidated financial statements.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                             Six Months Ended
Dollars in Millions                                               June 30,
                                                             1996         1995

Cash Flows from Operating Activities:
  Net income                                             $   96.8     $  710.3
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                         100.4        100.8
      Deferred income taxes                                   7.1         22.2
      Gains on divestitures - net of tax of $1.1
        in 1996 and $476.2 in 1995                           (1.7)      (694.6)
      Restructuring charges                                   ---         76.5
      Loss on disposition of property and equipment          10.0         18.0
      Increase in trade accounts receivable                (119.1)       (99.2)
      Increase in inventories                               (69.3)       (50.5)
      Decrease (increase) in other current assets             8.4        (53.1)
      Increase in trade accounts payable                     80.8        170.1
      Increase in other current liabilities                  96.7         68.8
      Change in deferred compensation                         3.7          4.1
      Other items                                            27.4         49.4
         Net  Cash  Provided by  Operating Activities       241.2        322.8


Cash Flows from Investing Activities:
      Additions to property, plant and equipment           (102.4)      (156.2)
      Business acquisitions                                   ---        (49.3)
      Business divestitures - net of tax of $1.1
        in 1996 and $476.2 in 1995                           42.1      1,253.4
      Change in other assets                                  0.6         (2.6)
         Net Cash (Used in) Provided by
          Investing Activities                              (59.7)     1,045.3


Cash Flows from Financing Activities:
      Cash dividends                                        (78.4)       (77.1)
      Change in short-term debt                             (85.2)    (1,377.6)
      Proceeds from short-term debt to be refinanced          ---       (112.0)
      Proceeds from long-term debt                            3.2        212.6
      Reduction of long-term debt                           (27.9)       (38.8)
      Issuance of common treasury stock                      13.3          9.0
      Repurchases of preferred stock                         (2.3)        (1.4)
          Net Cash Used in Financing Activities            (177.3)    (1,385.3)

Effect of Exchange Rate Changes on Cash and Cash
  Equivalents                                                 6.1         16.0

Net Increase (Decrease) in Cash and  Cash Equivalents        10.3         (1.2)

Cash and Cash Equivalents - Beginning of Year                93.2        103.0
Cash and Cash Equivalents - End of Quarter               $  103.5     $  101.8

  See accompanying notes to the condensed consolidated financial statements.


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                   NET SALES AND OPERATING INCOME BY SEGMENT
                                  (UNAUDITED)


                                         Net Sales        Operating Income(Loss)

                                         Six Months             Six Months
                                           Ended                  Ended
Dollars in Millions                       June 30,               June 30,
                                     1996         1995      1996        1995
Foods (a)
   U.S. and Canadian             $1,314.0     $1,365.4    $173.9    $   94.0
   International                    303.7        284.6       5.1       (26.8)
Total Foods                      $1,617.7     $1,650.0    $179.0    $   67.2

Beverages (a)
   U.S. and Canadian             $  910.2     $  851.1    $ 78.9    $   51.7
   International                    172.7        175.0     (17.0)      (14.0)
Total Beverages                  $1,082.9     $1,026.1    $ 61.9    $   37.7

Divested Businesses (b)          $    4.0     $  544.8    $  3.3    $1,204.4

  Total Sales/Operating Income   $2,704.6     $3,220.9    $244.2    $1,309.3

Less:  General corporate expenses (c)                       22.0        39.9
       Interest expense - net                               54.7        71.2
       Foreign exchange loss - net                           3.6         3.3
Income before income taxes                                $163.9    $1,194.9


Note:  Operating income includes certain allocations of overhead expenses.

(a) The Foods and Beverages businesses reflect pretax restructuring charges of $76.5 million for organizational realignment. U.S. and Canadian Foods and Beverages include $39.1 million and $8.0 million, respectively, of this charge. International Foods and Beverages include $29.0 million and $0.4 million, respectively, of this charge.

(b) Total sales for the international divested businesses were $4.0 million and $340.5 million for the six months ended June 30, 1996 and 1995, respectively. Total sales for the U.S. and Canadian divested businesses were $204.3 million for the six months ended June 30, 1995. Total operating income for the international divested businesses was $3.3 million as of June 30, 1996, which included a gain of $2.8 million on the sale of the Italian products business. Total operating income for the international divested businesses was $583.4 million as of June 30, 1995, which included a gain of $4.9 million on the sale of the Dutch honey business, a gain of $487.2 million on the sale of the European pet food business and a gain of $74.5 million on the sale of the Mexican chocolate business. Total operating income for the U.S. and Canadian divested businesses was $621.0 million as of June 30, 1995, which included a gain of $513.0 million on the sale of the U.S. and Canadian pet food business and a gain of $91.2 million on the sale of the U.S. bean and chili business.

(c) General corporate expenses include a pretax provision of $10.6 million for estimated litigation costs.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                   NET SALES AND OPERATING INCOME BY SEGMENT
                                  (UNAUDITED)


                                        Net Sales         Operating Income(Loss)

                                       Three Months              Three Months
                                          Ended                     Ended
Dollars in Millions                      June 30,                  June 30,
                                     1996         1995         1996        1995
Foods (a)
  U.S. and Canadian              $  620.0    $   627.0       $ 70.0      $  2.3
  International                     153.4        142.3          4.2       (33.2)
Total Foods                      $  773.4    $   769.3       $ 74.2      $(30.9)

Beverages (a)
  U.S. and Canadian              $  609.5    $   563.2       $ 77.7      $ 43.4
  International                      98.9        108.1         (8.7)       (7.8)
Total Beverages                  $  708.4    $   671.3       $ 69.0      $ 35.6

Divested Businesses (b)          $    ---    $   146.8       $  ---      $657.4

  Total Sales/Operating Income   $1,481.8    $ 1,587.4       $143.2      $662.1

Less: General corporate expenses (c)                            6.7        26.2
      Interest expense - net                                   26.6        26.7
      Foreign exchange loss - net                               1.8         0.7
Income before income taxes                                   $108.1      $608.5

Note:  Operating income includes certain allocations of overhead expenses.

(a) The Foods and Beverages businesses reflect pretax restructuring charges of $76.5 million for organizational realignment. U.S. and Canadian Foods and Beverages include $39.1 million and $8.0 million, respectively, of these charges. International Foods and Beverages include $29.0 million and $0.4 million, respectively, of these charges.

(b) Total sales for the international divested businesses were $92.6 million for the three months ended June 30, 1995. Total sales for the U.S. and Canadian divested businesses were $54.2 million for the three months ended June 30, 1995. Total operating income for the international divested businesses was $561.9 million, including a gain of $487.2 million on the sale of the European pet food business and a gain of $74.5 million on the sale of the Mexican chocolate business, for the three months ended June 30, 1995. Total operating income for the U.S. and Canadian divested businesses was $95.5 million, including a gain of $91.2 million on the sale of the U.S. bean and chili business, for the three months ended June 30, 1995.

(c) General corporate expenses include a pretax provision of $10.6 million for estimated litigation costs.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996


Note 1 - Basis of Presentation

The condensed consolidated financial statements include The Quaker Oats Company and its subsidiaries (the "Company"). The condensed consolidated statements of income and reinvested earnings for the six and three months ended June 30, 1996 and 1995, the condensed consolidated balance sheet as of June 30, 1996, and the condensed consolidated statements of cash flows for the six months ended June 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1996 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's report to shareholders for the six month transition period ended December 31, 1995.

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

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996


Note 3 - Pending Accounting Change

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

Note 4 - Revolving Credit Facilities

The Company renegotiated and reduced the level of its revolving credit facilities by a total of $300.0 million during the second quarter. The Company's revolving credit facilities now consist of a $900.0 million annually extendible five-year revolving credit facility and a $300.0 million 364-day annually extendible revolving credit facility which may, at the Company's option, be converted into a two-year term loan.

Note 5 - Divestiture

On January 15, 1996, the Company completed the sale of its Italian products business and realized a gain of $2.8 million.

Note 6 - Subsequent Event

The Company signed a definitive agreement to sell its North American frozen foods business on May 15, 1996. The sale was completed on July 9, 1996 for $185.8 million. The gain on the sale is estimated to be approximately $134 million.

                        THE QUAKER OATS COMPANY AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Presentation

This report discusses the six-month and three-month periods ended June 30, 1996 of the Company's new fiscal year reporting cycle which began January 1, 1996. The comparisons of the six-month and three-month periods ended June 30, 1996 ("current year") with the prior year six-month and three-month periods ended June 30, 1995 ("prior year") are affected by the significant changes the Company has made in its portfolio of businesses since March 1995. Specifically, the Company divested the following businesses: U.S. and Canadian pet food and Dutch honey (March 1995), European pet food (April
1995), Mexican chocolate (May 1995), U.S. bean and chili (June 1995) and Italian products (January 1996). As a result of these transactions, comparative results are more difficult to analyze. To aid in the analysis of operating results, the discussion will compare the financial results as reported, then will break out the impact of divested businesses and restructuring charges, and compare the ongoing business results by business segment.

Six Months Ended June 30, 1996 Compared with Six Months Ended June 30, 1995

Key Developments

Snapple Beverage Update

Sales results for Snapple beverages for the first six months of 1996 have been below management expectations and even with last year. Although Snapple beverages' sales improved in U.S. grocery channels, its sales were below last year's levels in cold-channel accounts such as convenience stores and in underdeveloped markets in the Midwest and South. In an effort to improve overall sales trends, the Company is implementing a new and integrated promotion, sampling and advertising campaign to build consumer awareness and usage of the product on a national basis. In order to support these efforts, the Company appointed Mike Schott, formerly of Nantucket Nectars and Arizona Beverages, as President of the Snapple beverage business. Mr. Schott, who has a significant level of beverage industry expertise, will report directly to Bill Smithburg, Chairman, President and Chief Executive Officer. The additional marketing investment of approximately $25 million combined with the current sales shortfall is expected to take Snapple beverages' operating income significantly below break-even for the year, but is intended to help build brand-name awareness and increase usage for the future. Once the beverage season is completed and management analyzes the results of the new campaign, the Company will evaluate the best strategic course for this business.

The Snapple beverage acquisition added $1.8 billion in intangible assets to the Company's balance sheet as of December 31, 1995. The Company evaluated the recoverability of Snapple beverages' long-lived assets and intangible assets, including goodwill, as of December 31, 1995 using its best estimates of undiscounted future cash flows, and believes that the net carrying value of $1.9 billion is consistent with the Company's accounting policies and the requirements of Financial Accounting Standards Board (FASB) Statement #121. The estimate of future cash flows is subject to change and management's intention is to assess the carrying value of the Snapple beverage business using a consistent methodology at the conclusion of this beverage season, or sooner if events or changes in circumstances indicate such an assessment is necessary.


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Ready-to-Eat Cereal Price Reductions

Beginning in April of this year, significant price reductions were announced by major ready-to-eat cereal manufacturers. These reductions are expected to have a significant impact on the sales trends and margins in the ready-to-eat cereal category. In June 1996, the Company responded to this competitive price move with a series of price reductions averaging 15 percent on brands that represent approximately 87 percent of the Company's U.S. Foods ready-to-eat cereal business. These pricing actions are expected to reduce the Company's total operating income by $30-$40 million in 1996. For 1997, the pricing actions are expected to result in lower gross profit margins which will require the Company to achieve improved levels of efficiency in advertising and merchandising (A&M) and overhead spending to return the business to higher profit levels.

Consolidated Results

The following tables summarize the net sales and operating results for the six-months ended June 30, 1996 as compared to the prior year:


                                                                 NET SALES
                                                                  for the
                                                         Six Months Ended June 30,
Dollars in Millions                        1996                                            1995
Industry Segments        U.S. & Canadian   International       Total     U.S. & Canadian   International       Total
Foods                           $1,314.0          $303.7    $1,617.7            $1,365.4          $284.6    $1,650.0
Beverages                          910.2           172.7     1,082.9               851.1           175.0     1,026.1
Ongoing Business                 2,224.2           476.4     2,700.6             2,216.5           459.6     2,676.1

Divested Business                     --             4.0         4.0               204.3           340.5       544.8
Total Company                   $2,224.2          $480.4    $2,704.6            $2,420.8          $800.1    $3,220.9


                                                         OPERATING INCOME (LOSS)
                                                                 for the
                                                        Six Months Ended June 30,
Dollars in Millions                        1996                                            1995
Industry Segments        U.S. & Canadian   International       Total     U.S. & Canadian   International       Total
Foods                             $173.9         $   5.1      $179.0              $ 94.0          $(26.8)   $   67.2
Beverages                           78.9           (17.0)       61.9                51.7           (14.0)       37.7
Ongoing Business                   252.8           (11.9)      240.9               145.7           (40.8)      104.9

Gains on divestiture                  --             2.8         2.8               604.2           566.6     1,170.8
Divested Business                     --             0.5         0.5                16.8            16.8        33.6
                                      --             3.3         3.3               621.0           583.4     1,204.4

Total Company                     $252.8         $  (8.6)     $244.2              $766.7          $542.6    $1,309.3

Note:  Operating results include certain allocations of overhead expenses.

"Foods":   includes all food lines as well as the  food  service business.
"Beverages":  includes Gatorade thirst quencher sports beverages and Snapple premium teas and fruit drinks.
"Ongoing  Business":  includes the  net sales and the  operating income  (inclusive  of restructuring charges  in
1995)  of  all Company  businesses  not  reported  as  Divested  Business  (see below).  Includes the net sales and the operating income of  the frozen foods business, which was divested on July 9, 1996.
"Divested  Business": 1996 includes current year net  sales  and operating  income through the divestiture date
for  the  Italian products business.   1995 includes prior  year  net  sales  and operating  income  for  the following businesses  through their respective  divestiture dates:  U.S. and Canadian pet  food  and U.S.  bean
and chili (U.S. & Canadian) and European  pet  food, Mexican    chocolate,   Dutch   honey   and   Italian
products (International).


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated  net  sales decreased 16 percent due to the  absence  of  divested
businesses  in  the  current  year.   Excluding  divested  businesses,  ongoing
business sales and volume increased 1 percent.

Consolidated gross profit margin was 46.2 percent in the current year compared to 45.2 percent in the prior year. The increase in gross profit margin was primarily due to product mix changes resulting from the portfolio changes. For ongoing businesses, the gross profit margin increased primarily due to sales growth and lower manufacturing costs for Gatorade thirst quencher in the United States, and due to an improved sales mix in International Foods. These increases were offset partly by decreases in the International Beverages business.

Selling, general and administrative (SG&A) expenses declined $250.1 million, or 20 percent, due mainly to a 22 percent decrease in A&M expenses. The Company spent $132.0 million in A&M in the prior year to support divested businesses. A&M expenses were 23.2 percent of sales during the current year, down from 25.0 percent in the prior year. For ongoing businesses, A&M expenses were down 7 percent from the prior year reflecting increased efficiencies in A&M spending in U.S. and Canadian Foods and reductions in the European Beverages business. A&M spending was increased to support Snapple beverages in the United States and the continued expansion of grain-based foods in Asia. Spending also increased in U.S. Gatorade thirst quencher, although this mainly reflects changes in the timing of spending as compared to the prior year. The Company will continue to implement changes in A&M programs which are intended to result in more effective merchandising and to remove unprofitable promotions.

Consolidated operating income was $244.2 million for the current year, which included a $2.8 million gain on the divestiture of the Italian products business. Prior year operating income was $1.31 billion, which included gains on divestitures for the following businesses: $513.0 million (U.S. and Canadian pet food); $91.2 million (U.S. bean and chili); $487.2 million (European pet foods); $74.5 million (Mexican chocolate); and $4.9 million
(Dutch honey). Prior year operating income also included restructuring charges of $76.5 million.

Excluding the gains on divestitures, restructuring charges and operating income from divested businesses in both years, operating income increased 33 percent from $181.4 million in the prior year to $240.9 million in the current year.

Net financing costs (net interest expense and foreign exchange losses) decreased $16.2 million in the current year to $58.3 million. Compared to last year, debt levels declined due to proceeds from the 1995 divestitures.

The  effective tax rate in the first six months of 1996 was 40.9 percent versus
40.6 percent in the prior year. Excluding the impact of the gains on divestitures in both years and restructuring charges and tax rate adjustments in the prior year, the effective tax rate was 41.0 percent versus 40.6 percent.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Industry Segment Operating Results

Foods

Net sales in the Foods segment decreased by 2 percent as compared to the prior year due to a decline in U.S. and Canadian sales of 4 percent on a volume decline of 2 percent. Lower volume was anticipated as the Company implemented changes in its 1996 A&M programs with the intention of removing unprofitable trade and consumer promotions from its merchandising mix.

International sales increased 7 percent primarily due to price and volume increases in Brazil and new markets in Asia, offset partially by a decline in the European cereal business. In Brazil, the increase in net sales was driven primarily by price and volume increases, offset partially by unfavorable foreign currency translations.

Total Foods' operating income for the six months ended June 30, 1996 was $179.0 million, an increase of $111.8 million from the prior year. Excluding restructuring charges of $68.1 million in the prior year ($39.1 million and $29.0 million for the U.S. and Canadian and International businesses, respectively), operating income increased by $43.7 million or 32 percent from the prior year. The increase reflects an improvement in the U.S. and Canadian business where operating income, excluding restructuring charges in the prior year, increased from $133.1 million to $173.9 million. This increase resulted primarily from improvements in hot cereals, food service and Golden Grain, offset partly by decreases in snacks and ready-to-eat cereals. The increased operating income in the U.S. and Canadian business is primarily attributable to improved efficiency in A&M spending.

Excluding the impact of restructuring charges in the prior year, operating income in the International Foods business increased by $2.9 million to $5.1 million. This increase was primarily due to an improvement in European cereals, due largely to lower overhead expenses, which more than offset declines in Latin America, particularly in the Brazilian pasta business which experienced declines due to significantly higher wheat costs, and in the Asia/Pacific region, where underwriting continued in order to expand the grain-based products business.

Beverages

Net sales for Beverages increased 6 percent on a volume increase of 3 percent. U.S. and Canadian sales increased 7 percent due to an increase of 11 percent in Gatorade thirst quencher sales, reflecting successful new packaging and flavor introductions and more effective use of advertising combined with normal weather conditions. Snapple beverage sales are even with last year on a volume decrease of 4 percent. The Company now owns more of Snapple beverage's distribution system compared to a year ago, which resulted in larger changes in net sales than in related volume for the beverage business.

International sales decreased 1 percent primarily due to a withdrawal of Snapple beverages in certain countries where pre-acquisition arrangements existed in Gatorade thirst quencher in Australia and Korea. These declines more than offset an increase in sales in Latin America, which was driven primarily by price and volume increases, offset partially by unfavorable foreign currency translations.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total  Beverages' operating income for the six months ended June 30,  1996  was
$61.9 million, an increase of $24.2 million from the prior year. Excluding restructuring charges of $8.4 million in the prior year ($8.0 million and $0.4 million for the U.S. and Canadian and International businesses, respectively), operating income increased by $15.8 million or 34 percent from the prior year. This increase resulted primarily from improvements in U.S. Gatorade thirst quencher which more than offset increased operating losses in the Snapple beverage business. The decline in the Snapple beverage business results is due to lower volumes and increased A&M and overhead expenses.

In the International Beverages business, operating losses increased from $13.6 million in the prior year to $17.0 million in the current year, exclusive of restructuring charges. This is primarily due to lower operating results in Latin America Snapple Beverages and lower Gatorade thirst quencher sales in Australia and Korea. Operating income improved in the European Gatorade thirst quencher business.


Three Months Ended June 30, 1996 Compared with Three Months Ended June 30, 1995

Consolidated Results

The following tables summarize the net sales and operating results for the three months ended June 30, 1996 as compared to the prior year:



                                                                   NET SALES
                                                                    for the
                                                          Three Months Ended June 30,
Dollars in Millions                        1996                                              1995

Industry Segments       U.S. & Canadian   International       Total        U.S. & Canadian   International       Total
Foods                          $  620.0          $153.4    $  773.4               $  627.0          $142.3    $  769.3
Beverages                         609.5            98.9       708.4                  563.2           108.1       671.3
Ongoing Business                1,229.5           252.3     1,481.8                1,190.2           250.4     1,440.6

Divested Business                    --              --          --                   54.2            92.6       146.8

Total Company                  $1,229.5          $252.3    $1,481.8               $1,244.4          $343.0    $1,587.4

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                                           OPERATING INCOME (LOSS)
                                                                   for the
                                                         Three Months Ended June 30,
Dollars in Millions                       1996                                               1995

Industry Segments       U.S. & Canadian   International       Total        U.S. & Canadian   International       Total
Foods                            $ 70.0           $ 4.2      $ 74.2                 $  2.3          $(33.2)     $(30.9)
Beverages                          77.7            (8.7)       69.0                   43.4            (7.8)       35.6
Ongoing Business                  147.7            (4.5)      143.2                   45.7           (41.0)        4.7

Gains on divestitures                --              --          --                   91.2           561.7       652.9
Divested Business                    --              --          --                    4.3             0.2         4.5
                                     --              --          --                   95.5           561.9       657.4

Total Company                    $147.7           $(4.5)     $143.2                 $141.2          $520.9      $662.1

Note:  Operating results include certain allocations of overhead expenses.

"Foods":   includes all food lines as well as the  food  service business.
"Beverages":  includes Gatorade thirst quencher sports beverages and Snapple premium teas and fruit drinks.
"Ongoing  Business":  includes  the  net  sales and  the  operating   income  (inclusive  of restructuring charges
in  1995)  of  all Company  businesses not reported  as  Divested  Business (see below).   Includes  the net
sales  and operating  income  of  the  frozen  foods  business,  which  was  divested  on July 9, 1996.
"Divested Business": Includes prior year net sales and operating income  for  the  following businesses through their  respective divestiture dates:  U.S. and Canadian pet food and U.S. bean and chili (U.S. & Canadian), and  European pet food,  Mexican chocolate, Dutch honey and Italian products (International).

Consolidated  net  sales  decreased 7 percent due to the  absence  of  divested
businesses  in  the  current  year.   Excluding  divested  businesses,  ongoing
business sales and volume increased 3 percent.

Consolidated gross profit margin was 46.7 percent in the current year compared to 43.7 percent in the prior year. The increase in gross profit margin was due to the favorable impact of product mix changes resulting from the portfolio changes, and increases in ongoing businesses. For ongoing businesses, gross profit margin increased primarily due to lower production and packaging costs in the U.S. and Canadian businesses, which were partly offset by a decline in International Beverages.

Selling, general and administrative (SG&A) expenses declined $78.6 million, or 12 percent, due mainly to a 12 percent decrease in A&M expenses. A&M expenses were 23.6 percent of sales during the current year, down from 25.0 percent in the prior year. The Company spent $34.9 million in A&M in the prior year to support divested businesses. During the current year, increased efficiencies in A&M spending in the U.S. and Canadian Foods business were partially offset by increases to support the U.S. and Canadian Gatorade thirst quencher and Snapple beverage businesses. The Company will continue to implement changes in A&M programs which are intended to eliminate ineffective merchandising spending in order to increase profitability.

Consolidated operating income was $143.2 million for the current year. Prior year operating income was $662.1 million, which included a $487.2 million gain on the sale of the European pet food business, a $74.5 million gain on the sale of the Mexican chocolate business and a $91.2 million gain on the sale of the U.S. bean and chili business. Prior year operating income also included restructuring charges of $76.5 million. Excluding the gains on divestitures and operating income from divested

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS




businesses in both years, as well as restructuring charges, operating income increased by $62.0 million or 76 percent from the prior year.

Net  financing  costs increased by $1.0 million in the current  year  to  $28.4
million.   The increase was due to increased foreign exchange losses, primarily in the Latin American countries.

The effective tax rate in the current year was 40.2 percent versus 43.4 percent in the prior year. Excluding the impact of the gains on divestitures, restructuring charges and tax rate adjustments in the prior year, the effective tax rate was 40.3 percent.

Industry Segment Operating Results

Foods

Net sales in the Foods segment increased by 1 percent as compared to the prior year. This increase was due to an increase in sales in the International Foods business of 8 percent mostly offset by a decline of 1 percent in sales in the U.S. and Canadian business. The increase in International Foods was primarily due to increases in Brazil offset partly by a decrease in European cereals. In Brazil, the increase in net sales was driven primarily by price and volume increases offset partially by unfavorable foreign currency impacts.

The decline in U.S. and Canadian net sales is driven largely by declines in the ready-to-eat cereal and Golden Grain businesses, due mainly to lower volume associated with changes in A&M programs and customer rebates related to price reductions, and in the food service coffee business, due to the loss of unprofitable volume and reduced pricing related to lower commodity costs. These declines were partly offset by increased sales in hot cereals.

Total Foods' operating income in the current year was $74.2 million, an increase of $105.1 million from the prior year operating loss of $30.9 million. Excluding restructuring charges of $68.1 million ($39.1 million and $29.0 million for the U.S. and Canadian and International businesses, respectively), operating income increased by $37.0 million. The increase reflects improvement in the U.S. and Canadian business where operating income, excluding restructuring charges in the prior year, increased from $41.4 million to $70.0 million. This increase reflects improvements in the hot cereals, food service and Golden Grain businesses offset partly by decreases in snacks and ready-to-eat cereals. The decline in ready-to-eat cereals is largely due to the impact of the recently announced price reductions in the current year.

Excluding the impact of restructuring charges in the prior year, operating income in the International Foods business increased $8.4 million. This increase reflects improvements in the European cereals business due largely to lower overhead expenses, as well as in Latin America and the Asia/Pacific region, which were offset by declines in the Brazilian pasta business due to significantly higher wheat costs.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Beverages

Net sales in the Beverages business increased 6 percent on a volume increase of 3 percent. This increase was driven by the U.S. and Canadian business, where sales rose 8 percent due to a 16 percent increase in Gatorade thirst quencher sales, partly offset by a 7 percent decrease in Snapple beverage sales.

International sales decreased 9 percent primarily due to declines in the European Gatorade thirst quencher business and the withdrawal of the Snapple beverage business in certain countries.

Beverages' operating income of $69.0 million increased $33.4 million from $35.6 million in the prior year. Excluding restructuring charges of $8.4 million in the prior year, operating income improved $25.0 million or 57 percent driven by improvements in U.S. and Canadian Gatorade thirst quencher offset by an increased operating loss in the Snapple beverages business. The Snapple beverage business results are due to lower sales as well as increased overhead expenses.

For International Beverages, the operating loss increased from $7.8 million in the prior year to $8.7 million in the current year. Excluding the impact of restructuring charges in the prior year, the operating loss increased by $1.3 million primarily reflecting cost increases to expand the business in the Asia/Pacific region and Latin America.

Liquidity and Capital Resources

Short-term  and  long-term debt (total debt) as of  June  30,  1996  was  $1.65 billion, a decrease of $110.7 million from December 31, 1995. The total debt-to-total capitalization ratio was 59.1 percent and 61.7 percent as of June 30, 1996 and December 31, 1995, respectively.

The Company renegotiated and reduced the level of its revolving credit facilities by a total of $300.0 million during the second quarter. The Company's revolving credit facilities now consist of a $900.0 million annually extendible five-year revolving credit facility and a $300.0 million 364-day annually extendible revolving credit facility which may, at the Company's option, be converted into a two-year term loan.

Following the announcement by the Company in June 1996 that the Snapple beverage business would operate at a level significantly below break-even for the year and that price reductions in the ready-to-eat cereal category would negatively impact 1996 results, the credit rating agencies announced that they are reviewing the status of its debt ratings for a potential downgrade, as follows: Standard and Poor's ("CreditWatch with negative implications"); Fitch's ("FitchAlert"), and Moody's ("under review"). The Company's current debt and commercial paper ratings are as follows: Standard and Poor's (A- and A2); Fitch's (A- and F2); and Moody's (A3 and P2).

Net cash provided by operating activities was $241.2 million and $322.8 million for the six months ended June 30, 1996 and 1995, respectively. The decrease in net cash provided by operating activities reflects increased working capital requirements partially offset by changes in other current assets and other current liabilities. Capital expenditures for the current and prior year were $102.4 million and

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS




$156.2 million, respectively. During the current and prior year, the Company had proceeds related to business divestitures of $42.1 million and $1.25 billion, respectively, and outlays related to business acquisitions of $49.3 million during the prior year. Capital expenditures in the second half of the fiscal year are expected to increase from current levels as the Company has plans to invest in the expansion of production capacity for beverages in the United States and for grain-based products in the United States and China. The Company expects that capital expenditures and cash dividends for the remainder of the year will be financed through a combination of cash flow from operating activities and the proceeds from the divestiture of the frozen foods business.

The majority of the Company's international business is in Latin American countries, principally Brazil, where hedging markets are rapidly evolving but are not yet as developed or efficient as the traditional foreign exchange markets. Historically, the Company has not hedged in Latin America because the opportunities were more limited and costly. The Company expects to use Latin American hedge instruments in the future, where economical, to reduce exposure to potentially significant currency movement.

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

Subsequent Event

The Company signed a definitive agreement to sell its North American frozen foods business on May 15, 1996. The sale was completed on July 9, 1996 for $185.8 million. The gain on the sale is estimated to be approximately $134 million.

Cautionary Statement on Forward-Looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made of this Management's Discussion and Analysis. Company results may differ materially from those of the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by external factors such as: actions of competitors; changes in laws and regulations, including changes in accounting standards; distributor relations; customer and consumer demand; effectiveness of A&M spending or programs; consumer perception of health-related issues; fluctuations in the cost and availability of supply-chain resources; and foreign economic conditions, including currency rate fluctuations.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Specifically for the Snapple beverage business, the operating results for the rest of 1996 and beyond will depend in part on the successful execution of the new promotion, sampling and advertising efforts in the upcoming quarter, as well as on the Company's ability to hire experienced management with beverage expertise. For the ready-to-eat cereal business, the ability to return the business to higher profit levels will depend to a large degree on the competitive environment as well as the ability of the Company to achieve improved levels of A&M and overhead efficiency.

                          PART II - OTHER INFORMATION


Item 1    Legal Proceedings

          Note 2 in Part I is incorporated by reference herein.

Item 4    Submission of Matters to a Vote of Security-Holders.

(a) The Company's Annual Meeting of Shareholders was held on May 8, 1996. Represented at the Meeting, either in person or by proxy, were 126,288,544 voting shares, of a total below.

(c)       (i)   To  elect  three directors in  Class I to serve for  three-year terms expiring in May 1999 or until their successors are elected and qualified. All nominees are named below.

          -     Kenneth I. Chenault
                Votes For Election - 122,687,264
                Votes Withheld - 3,601,280

          -     Thomas C. MacAvoy
                Votes For Election - 122,539,262
                Votes Withheld - 3,749,282

          -     Walter J. Salmon
                Votes For Election - 122,531,635
                Votes Withheld - 3,756,909

                There were no votes against, abstentions or broker non-votes with respect to the election of any nominee named above.

          (ii) To ratify the Board of Directors' appointment of Arthur Andersen LLP as independent public accountants for the Company for 1996.

                Votes For Proposal - 124,114,255
                Votes Against Proposal - 1,648,534
                Votes Abstaining - 525,755
                Broker Non-Votes - 0
                Votes Withheld - 0

          (iii) To consider a shareholder proposal regarding compensation disclosure.

                Votes for Proposal - 11,869,853
                Votes Against Proposal - 93,852,135
                Votes Abstaining - 2,168,516
                Broker Non-Votes - 18,398,040
                Votes Withheld - 0

          (iv) To consider a shareholder proposal regarding the retention of an investment banking firm.

                Votes for Proposal - 11,670,970
                Votes Against Proposal - 95,356,466
                Votes Abstaining - 2,256,155
                Broker Non-Votes - 17,004,953
                Votes Withheld - 0


                          PART II - OTHER INFORMATION


Item 4    Submission of Matters to a Vote of Security-Holders (Continued).

(a) Because of the change in year end, the Company also held an Annual Meeting of Shareholders on November 8, 1995. Represented
          at  the  Meeting, either  in  person or by   proxy, were
          123,803,119 voting shares,  of  a  total below.

(c)       (i)   To elect five directors in Class III to serve for three-year terms expiring in November 1998 or until their successors are elected and qualified. All nominees are named below.

          -     Frank C. Carlucci
                Votes For Election - 119,081,186
                Votes Withheld - 4,721,933

          -     Silas S. Cathcart
                Votes For Election - 119,388,405
                Votes Withheld - 4,414,714

          -     Vernon R. Loucks, Jr.
                Votes For Election - 119,124,317
                Votes Withheld - 4,678,802

          -     William D. Smithburg
                Votes For Election - 117,798,196
                Votes Withheld - 6,004,923

          -     William L. Weiss
                Votes For Election - 119,469,370
                Votes Withheld - 4,333,749

                There were no votes against, abstentions or broker non-votes with respect to the election of any nominee named above.

          (ii) To ratify the Board of Directors' appointment of Arthur Andersen LLP as independent public accountants for the Company for the six-month transition period ended December 31, 1995.

                Votes For Proposal - 121,667,229
                Votes Against Proposal - 1,570,360
                Votes Abstaining - 565,530
                Broker Non-Votes - 0
                Votes Withheld - 0

          (iii) To consider a shareholder proposal regarding compensation disclosure.

                Votes for Proposal - 11,896,817
                Votes Against Proposal - 87,410,035
                Votes Abstaining - 2,902,872
                Broker Non-Votes - 21,593,395
                Votes Withheld - 0

                          PART II - OTHER INFORMATION


Item 6    Exhibits and Reports on Form 8-K

Item 6(a) See Exhibit 11.

Item 6(b) A Form 8-K was filed on May 20, 1996 to report the adoption of a new shareholder rights plan to replace the plan adopted in 1986, which expired on July 30, 1996.

          All other items in Part II are either inapplicable to the Company during the quarter ended June 30, 1996, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            The Quaker Oats Company
                                 (Registrant)




Date  August 9, 1996           Robert S. Thomason
                               Robert S. Thomason
                       Senior Vice President - Finance and
                             Chief Financial Officer




Date  August 9, 1996           Thomas L. Gettings
                               Thomas L. Gettings
                               Vice President and
                               Corporate Controller

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


