Form 10-Q
period 1996-09-30
QUAKER OATS CO
filed 1996-11-12
CIK 81371

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


    X  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934


               For the quarterly period ended September 30, 1996


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


                       YES   XX         NO


      The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on October 31, 1996 was 135,863,421



                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                              INDEX TO FORM 10-Q


                                                                     Page
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

      Condensed Consolidated Statements of Income
      and Reinvested Earnings for the Nine and Three Months
      Ended September 30, 1996 and 1995                                 3-4

      Condensed Consolidated Balance Sheets as of
      September 30, 1996 and December 31, 1995                          5

      Condensed Consolidated Statements of Cash
      Flows for the Nine Months Ended
      September 30, 1996 and 1995                                       6

      Net Sales and Operating Income by Segment for the Nine and
      Three Months Ended September 30, 1996 and 1995                    7-8

      Notes to Condensed Consolidated Financial Statements              9-11

    Item 2 - Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                              12-21

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                          22

    Item 6 - Exhibits and Reports on Form 8-K                           22

SIGNATURES                                                              23

EXHIBIT INDEX                                                           24

EXHIBIT 11                                                              25

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND REINVESTED EARNINGS (UNAUDITED)


                                                           Nine Months Ended
Dollars in Millions (Except Per Share Data)                  September 30,
                                                            1996       1995

Net sales                                                $4,140.8   $4,774.5
Cost of goods sold                                        2,208.9    2,590.1
Gross profit                                              1,931.9    2,184.4

Selling, general and administrative expenses              1,575.8    1,873.2
Gains on divestitures and restructuring charges - net      (113.4)  (1,094.3)
Interest expense                                             83.3      102.4
Interest income                                              (5.2)      (3.9)
Foreign exchange loss - net                                   6.5        5.1

Income before income taxes                                  384.9    1,301.9
Provision for income taxes                                  155.1      530.1

Net income                                                  229.8      771.8

Preferred dividends - net of tax                              2.9        3.0
Net Income Available for Common                          $  226.9   $  768.8

Per Common Share:
  Net income                                             $   1.68   $   5.75
  Dividends declared                                     $  0.855   $  0.855

Average Number of Common Shares
  Outstanding (in thousands)                              135,315    134,041

Reinvested Earnings:
Balance beginning of year                                $1,433.6   $  867.6
  Net income                                                229.8      771.8
  Dividends                                                (117.6)    (116.4)
  Common stock issued for stock purchase
    and incentive plans                                      (2.9)      (2.0)
  Balance end of period                                  $1,542.9   $1,521.0


  See accompanying notes to the condensed consolidated financial statements.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND REINVESTED EARNINGS (UNAUDITED)


                                                           Three Months Ended
Dollars in Millions (Except Per Share Data)                   September 30,
                                                            1996        1995

Net sales                                                $1,436.2    $1,553.6
Cost of goods sold                                          754.3       825.0
Gross profit                                                681.9       728.6

Selling, general and administrative expenses                545.2       592.5
Gain on divestiture and restructuring charges - net        (110.6)         --
Interest expense                                             25.6        28.7
Interest income                                              (2.2)       (1.4)
Foreign exchange loss - net                                   2.9         1.8

Income before income taxes                                  221.0       107.0
Provision for income taxes                                   88.0        45.5

Net income                                                  133.0        61.5

Preferred dividends - net of tax                              0.9         1.0
Net Income Available for Common                          $  132.1    $   60.5

Per Common Share:
  Net income                                             $   0.98    $   0.45
  Dividends declared                                     $  0.285    $  0.285

Average Number of Common Shares
  Outstanding (in thousands)                              135,528     134,238

Reinvested Earnings:
  Balance beginning of quarter                           $1,449.0    $1,499.3
  Net income                                                133.0        61.5
  Dividends                                                 (39.2)      (39.3)
  Common stock issued for stock purchase
  and incentive plans                                         0.1        (0.5)
  Balance end of quarter                                 $1,542.9    $1,521.0


  See accompanying notes to the condensed consolidated financial statements.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                   September 30,    December 31,
Dollars in Millions                                    1996            1995

Assets
Current Assets:
  Cash and cash equivalents                           $  140.8        $   93.2
  Trade accounts receivable - net of allowances          392.5           398.3
  Inventories:
    Finished goods                                       193.0           203.6
    Grains and raw materials                              66.2            69.7
    Packaging materials and supplies                      30.6            33.4
      Total inventories                                  289.8           306.7
  Other current assets                                   257.3           281.9
      Total Current Assets                             1,080.4         1,080.1

Property, plant and equipment                          1,885.4         1,946.0
Less accumulated depreciation                            723.0           778.2
    Property - net                                     1,162.4         1,167.8
Intangible assets - net of amortization                2,255.2         2,309.2
Other assets                                              73.0            63.3
      Total Assets                                    $4,571.0        $4,620.4

Liabilities and Shareholders' Equity
Current Liabilities:
  Short-term debt                                     $  387.6        $  643.4
  Current portion of long-term debt                       53.3            68.6
  Trade accounts payable                                 228.4           298.4
  Other current liabilities                              835.6           691.3
      Total Current Liabilities                        1,504.9         1,701.7

Long-term debt                                           995.1         1,051.8
Other liabilities                                        571.9           536.3
Deferred income taxes                                    241.3           233.6
Preferred Stock, no par value, authorized
  1,750,000 shares; issued 1,282,051 of
  $5.46 cumulative convertible shares
  (liquidating preference of $78 per share)              100.0           100.0
Deferred compensation                                    (64.9)          (71.7)
Treasury Preferred Stock, at cost, 167,882 shares
  and 122,562 shares, respectively                       (14.2)          (10.6)

Common Shareholders' Equity:
  Common stock, $5 par value, authorized 400,000,000
    shares; issued 167,978,792 shares                    840.0           840.0
  Reinvested earnings                                  1,542.9         1,433.6
  Cumulative translation adjustment                      (72.4)          (77.8)
  Deferred compensation                                 (102.0)         (118.1)
  Treasury common stock, at cost, 32,277,223
     shares and 33,172,737 shares, respectively         (971.6)         (998.4)
       Total Common Shareholders' Equity               1,236.9         1,079.3
         Total Liabilities and Shareholders' Equity   $4,571.0        $4,620.4


  See accompanying notes to the condensed consolidated financial statements.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                               Nine Months Ended
Dollars in Millions                                              September 30,
                                                              1996         1995

Cash Flows from Operating Activities:
  Net income                                              $  229.8     $  771.8
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                          151.1        150.5
      Deferred income taxes                                   17.6         23.5
      Gains on divestitures - net of tax of $54.6 in
        1996 and $476.2 in 1995                              (81.8)      (694.6)
      Restructuring charges                                   23.0         76.5
      Loss on disposition of property and equipment           18.2         22.5
      Increase in trade accounts receivable                  (34.6)       (39.2)
      Decrease (increase) in inventories                       3.3        (17.3)
      Decrease (increase) in other current assets             17.4        (79.0)
      (Decrease) increase in trade accounts payable          (33.5)       179.6
      Increase in other current liabilities                   97.2         34.2
      Change in deferred compensation                         22.9         20.6
      Other items                                             32.9         35.1
         Net Cash Provided by Operating Activities           463.5        484.2


Cash Flows from Investing Activities:
  Additions to property, plant and equipment                (164.8)      (211.7)
  Business acquisitions                                         --        (49.3)
  Business divestitures - net of tax of $54.6 in
    1996 and $476.2 in 1995                                  174.4      1,253.4
  Change in other assets                                      (0.6)         4.7
     Net Cash Provided by Investing Activities                 9.0        997.1


Cash Flows from Financing Activities:
  Cash dividends                                            (117.6)      (116.4)
  Change in short-term debt                                 (254.8)    (1,347.6)
  Proceeds from short-term debt to be refinanced                --       (112.0)
  Proceeds from long-term debt                                 3.4        212.6
  Reduction of long-term debt                                (74.8)       (56.5)
  Issuance of common treasury stock                           20.2         10.4
  Repurchases of preferred stock                              (3.7)        (4.4)
     Net Cash Used in Financing Activities                  (427.3)    (1,413.9)

Effect of Exchange Rate Changes on Cash and Cash
  Equivalents                                                  2.4          3.5

Net Increase in Cash and Cash Equivalents                     47.6         70.9

Cash and Cash Equivalents - Beginning of Year                 93.2        103.0
Cash and Cash Equivalents - End of Period                 $  140.8     $  173.9

  See accompanying notes to the condensed consolidated financial statements.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                   NET SALES AND OPERATING INCOME BY SEGMENT
                                  (UNAUDITED)

                                                     Net Sales           Operating Income(Loss)

                                                    Nine Months                Nine Months
                                                       Ended                      Ended
Dollars in Millions                                September 30,              September 30,
                                                 1996        1995           1996         1995
Foods (a)
  U.S. and Canadian                          $1,922.3    $1,952.5         $251.8     $  175.3
  International                                 456.6       425.3            7.9        (23.1)
Total Foods                                   2,378.9     2,377.8          259.7        152.2

Beverages (a)
  U.S. and Canadian                           1,422.8     1,414.9          119.8        119.6
  International                                 253.5       275.2          (23.9)       (22.5)
Total Beverages                               1,676.3     1,690.1           95.9         97.1

Divested Businesses (b)                          85.6       706.6          144.8      1,208.8

  Total Sales/Operating Income               $4,140.8    $4,774.5          500.4      1,458.1

Less:    General corporate expenses (c)                                     30.9         52.6
         Interest expense - net                                             78.1         98.5
         Foreign exchange loss - net                                         6.5          5.1
Income before income taxes                                                $384.9     $1,301.9

Note:  Operating income includes certain allocations of overhead expenses.

(a) The U.S. and Canadian Food and Beverage businesses reflect pretax restructuring charges of $6.4 million and $16.6 million, respectively, in 1996. The Food and Beverage businesses reflect pretax restructuring charges of $76.5 million in 1995. U.S. and Canadian Foods and Beverages include $39.1 million and $8.0 million, respectively, of this charge. International Foods and Beverages include $29.0 million and $0.4 million, respectively, of this charge.

(b) Total sales for the International divested businesses were $4.0 million and $373.3 million for the nine months ended September 30, 1996 and 1995, respectively. Total sales for the U.S. and Canadian divested businesses were $81.6 million and $333.3 million for the nine months ended September 30, 1996 and 1995, respectively. Total operating income for the International divested businesses was $3.3 million for the nine months ended September 30, 1996, which included a gain of $2.8 million on the sale of the Italian products business. Total operating income for the International divested businesses was $580.1 million for the nine months ended September 30, 1995, which included a gain of $4.9 million on the sale of the Dutch honey business, a gain of $487.2 million on the sale of the European pet food business and a gain of $74.5 million on the sale of the Mexican chocolate business. Total operating income for the U.S. and Canadian divested businesses was $141.5 million for the nine months ended September 30, 1996, which included a gain of $133.6 million on the sale of the Aunt Jemima and Celeste frozen foods businesses. Total operating income for the U.S. and Canadian divested businesses was $628.7 million for the nine months ended September 30, 1995, which included a gain of $513.0 million on the sale of the U.S. and Canadian pet food business and a gain of $91.2 million on the sale of the U.S. bean and chili business.

(c) 1995 general corporate expenses include a pretax provision of $10.6 million for estimated litigation costs.


Page 7

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                   NET SALES AND OPERATING INCOME BY SEGMENT
                                  (UNAUDITED)

                                                   Net Sales           Operating Income(Loss)

                                                 Three Months               Three Months
                                                    Ended                       Ended
Dollars in Millions                              September 30,              September 30,
                                               1996         1995          1996         1995
Foods
  U.S. and Canadian (a)                   $  687.3      $  676.6        $ 86.2       $ 86.7
  International                              152.9         140.7           2.8          3.7
Total Foods                                  840.2         817.3          89.0         90.4

Beverages
  U.S. and Canadian (a)                      512.6         563.8          40.9         67.9
  International                               80.8         100.2          (6.9)        (8.5)
Total Beverages                              593.4         664.0          34.0         59.4

Divested Businesses (b)                        2.6          72.3         133.2         (1.0)

  Total Sales/Operating Income            $1,436.2      $1,553.6         256.2        148.8

Less:    General corporate expenses                                        8.9         12.7
         Interest expense - net                                           23.4         27.3
         Foreign exchange loss - net                                       2.9          1.8
Income before income taxes                                              $221.0       $107.0

Note:  Operating income includes certain allocations of overhead expenses.

(a) The U.S. and Canadian Food and Beverage businesses reflect pretax restructuring charges of $6.4 million and $16.6 million, respectively, in 1996.

(b) Total sales for the U.S. and Canadian divested businesses were $2.6 million and $39.5 million for the three months ended September 30, 1996 and 1995, respectively. Total sales for the International divested businesses were $32.8 million for the three months ended September 30, 1995. Total operating income for the U.S. and Canadian divested businesses was $133.2 million for the three months ended September 30, 1996, which included a gain of $133.6 million on the sale of the Aunt Jemima and Celeste frozen foods businesses. Total operating income for the U.S. and Canadian divested businesses was $2.3 million for the three months ended September 30, 1995. Total operating loss for the International divested businesses was $3.3 million for the three months ended September 30, 1995.

Page 8



                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1996


Note 1 - Basis of Presentation

The condensed consolidated financial statements include The Quaker Oats Company and its subsidiaries (the "Company"). The condensed consolidated statements of income and reinvested earnings for the nine and three months ended September 30, 1996 and 1995, the condensed consolidated balance sheet as of September 30, 1996, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1996 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's report to shareholders for the six month transition period ended December 31, 1995.

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

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1996


Note 3 - Pending Accounting Change

In October 1995, the FASB issued Statement #123, "Accounting for Stock-Based Compensation." The Company is required to adopt this standard no later than December 31, 1996. This Statement encourages companies to recognize expense for employee stock options at an estimated fair value based on an option pricing model. If expense is not recognized for employee stock options, pro forma footnote disclosure is required of what net income and earnings per share would have been under the Statement's approach to valuing and expensing stock options. Certain other new disclosures will be required. The Company will implement the disclosure provisions of this Statement in 1996, but has decided that it will not recognize the expense related to stock options in the financial statements.

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

Note 5 - Divestitures

On January 15, 1996, the Company completed the sale of its Italian products business and realized a pretax gain of $2.8 million. On July 9, 1996, the Company completed the sale of its U.S. and Canadian frozen foods business and realized a pretax gain of $133.6 million.

Note 6 - Restructuring Charges

During the quarter ended September 30, 1996, the Company recorded restructuring charges of $23.0 million. U.S. and Canadian Beverages recorded $16.6 million related to a change in how the Company sells U.S. Snapple beverages in one of its owned markets and U.S. and Canadian Foods recorded $6.4 million for plant consolidations. Estimated savings from the restructuring actions are estimated to be about $6 million annually beginning in 1997, of which approximately 90 percent will be in cash.

Note 7 - Estimates and Assumptions

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1996


Note 7 - Estimates and Assumptions Con't.

The Snapple beverage acquisition added $1.8 billion in intangible assets to the Company's balance sheet as of December 31, 1995. The Company has evaluated the recoverability of Snapple beverages' long-lived assets, including intangible assets, as of September 30, 1996 pursuant to Financial Accounting Standards Board (FASB) Statement #121.

In performing its review for recoverability, the Company compares the expected undiscounted cash flows to the carrying value of an entity's long-lived assets and identifiable intangibles. If the expected future cash flows are less than the carrying value of such assets, the Company must recognize an impairment loss for the difference between the carrying amount and the estimated fair market value of the business. Fair value is generally estimated using various valuation techniques, including expected discounted cash flows and fundamental analysis.

Management currently estimates that the undiscounted cash flows from Snapple beverages will be sufficient to recover the investment in Snapple beverages. However, given the disappointing performance of the business since its acquisition by the Company, management will be updating its assessment later this year in light of additional information which is becoming available with the conclusion of the 1996 beverage season. Accordingly, the Company's estimate of the expected undiscounted cash flows to be generated by Snapple beverages could change in the near term. A change that reduces the expected undiscounted cash flows to an amount that results in recognition of an impairment loss would require the Company to reduce the carrying value of Snapple beverages to fair market value, which is significantly below the current carrying value of the long-lived assets and identifiable intangibles.

                        THE QUAKER OATS COMPANY AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Presentation

This report discusses the nine-month and three-month periods ended September 30, 1996 of the Company's new fiscal year reporting cycle which began January 1, 1996. The comparisons of the nine-month and three-month periods ended September 30, 1996 ("current year") with the prior year nine-month and three-month periods ended September 30, 1995 ("prior year") are affected by the significant changes the Company has made in its portfolio of businesses since March 1995. Specifically, the Company divested the following businesses: U.S. and Canadian pet food and Dutch honey (March 1995), European pet food (April
1995), Mexican chocolate (May 1995), U.S. bean and chili (June 1995), Italian products (January 1996), and U.S. and Canadian frozen foods (July 1996). As a result of these major transactions, comparative results are more difficult to analyze. To aid in the analysis of operating results, the discussion will compare the financial results as reported, then break out the impact of divested businesses and restructuring charges, and compare the "ongoing" results by business segment.

Nine Months Ended September 30, 1996 Compared with Nine Months Ended September 30, 1995

Update on Key Developments

  Snapple Beverage Update

  While Snapple beverages represents only about 10 percent of Quaker Oats' sales, it remains the Company's single biggest challenge. At approximately $500 million in annualized sales, U.S. Snapple beverages holds the leading position in the single-serve, alternative beverage segment. However, sales results for U.S. Snapple beverages for the first nine months and the third quarter of 1996 are 8 percent and 20 percent below last year, respectively. In part, the declines were due to less favorable weather conditions in the third quarter compared to the prior year and a mid-summer change in advertising and promotion tactics. Changing tactics and starting a new campaign mid-season resulted in over $20 million in additional marketing expenses. The sales shortfall combined with higher marketing expenses increased Snapple beverages' operating loss.

  The Snapple beverage acquisition added $1.8 billion in intangible assets to the Company's balance sheet as of December 31, 1995. The Company has evaluated the recoverability of Snapple beverages' long-lived assets, including intangible assets, as of September 30, 1996 pursuant to Financial Accounting Standards Board (FASB) Statement #121.

  In performing its review for recoverability, the Company compares the expected undiscounted cash flows to the carrying value of an entity's long-lived assets and identifiable intangibles. If the expected future cash flows are less than the carrying value of such assets, the Company must recognize an impairment loss for the difference between the carrying amount and the estimated fair market value of the business. Fair value is generally estimated using various valuation techniques, including expected discounted cash flows and fundamental analysis.

                        THE QUAKER OATS COMPANY AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Management currently estimates that the undiscounted cash flows from Snapple beverages will be sufficient to recover the investment in Snapple beverages. However, given the disappointing performance of the business since its acquisition by the Company, management will be updating its assessment later this year in light of additional information which is becoming available with the conclusion of the 1996 beverage season. Accordingly, the Company's estimate of the expected undiscounted cash flows to be generated by Snapple beverages could change in the near term. A change that reduces the expected undiscounted cash flows to an amount that results in recognition of an impairment loss would require the Company to reduce the carrying value of Snapple beverages to fair market value, which is significantly below the current carrying value of the long-lived assets and identifiable intangibles.

  Ready-to-Eat Cereal Price Reductions

  Beginning in April 1996, price reductions were taken by major competitors in the ready-to-eat cereal category which significantly affected the sales trends and margins of this category. In June, the Company took price reductions averaging 15 percent on brands that represent approximately 87 percent of the Company's U.S. Foods ready-to-eat cereal business. These pricing actions, which were effective throughout the third quarter, lowered net sales by $28 million for the current nine months and are expected to lower total operating income by about $45 million for the year ended December 31, 1996. For 1997, the pricing actions will result in lower gross margins which will require the Company to achieve greater levels of efficiency in both advertising and merchandising (A&M) and overhead expenses to return the business to higher profit levels.


Consolidated Results

The following tables summarize the net sales and operating results for the nine months ended September 30, 1996 as compared to the prior year:


                                                          NET SALES
                                                           for the
                                                Nine Months Ended September 30,
Dollars  in Millions                   1996                                       1995

Industry Segments      U.S. & Canadian   International        Total     U.S. & Canadian  International        Total
Foods                        $ 1,922.3         $ 456.6    $ 2,378.9           $ 1,952.5      $   425.3    $ 2,377.8
Beverages                      1,422.8           253.5      1,676.3             1,414.9          275.2      1,690.1
Ongoing Business               3,345.1           710.1      4,055.2             3,367.4          700.5      4,067.9

Divested Business                 81.6             4.0         85.6               333.3          373.3        706.6

Total Company                $ 3,426.7         $ 714.1    $ 4,140.8           $ 3,700.7      $ 1,073.8    $ 4,774.5


Page 13


                        THE QUAKER OATS COMPANY AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                   OPERATING INCOME (LOSS)
                                                           for the
                                                Nine Months Ended September 30,
Dollars  in Millions                   1996                                       1995

Industry Segments      U.S. & Canadian   International        Total     U.S. & Canadian  International        Total
Foods                          $ 251.8          $  7.9      $ 259.7             $ 175.3        $ (23.1)    $  152.2
Beverages                        119.8           (23.9)        95.9               119.6          (22.5)        97.1
Ongoing Business                 371.6           (16.0)       355.6               294.9          (45.6)       249.3

Gains on divestitures            133.6             2.8        136.4               604.2          566.6      1,170.8
Divested Business                  7.9             0.5          8.4                24.5           13.5         38.0
                                 141.5             3.3        144.8               628.7          580.1      1,208.8
Total Company                  $ 513.1          $(12.7)     $ 500.4             $ 923.6        $ 534.5     $1,458.1

Note: Operating results include certain allocations of overhead expenses.

"Foods":   includes all food lines as well as the  food  service
business.
"Beverages": includes Gatorade thirst quencher sports beverages and Snapple premium teas and fruit drinks.
"Ongoing Business": includes the net sales and operating income of all Company businesses not reported as Divested Business (see below).
"Divested Business": 1996 includes current year (through the divestiture date) net sales and operating income for the frozen foods business (U.S. and Canadian) and Italian products business (International). 1995 includes prior year net sales and operating income for the following businesses through their respective divestiture dates: U.S. and Canadian pet food, U.S. bean and chili, U.S. and Canadian frozen foods (U.S. & Canadian), and European pet food, Mexican chocolate, Dutch honey and Italian products (International).


Consolidated  net  sales decreased 13 percent due to the  absence  of  divested
businesses  in  the  current  year.   Excluding  divested  businesses,  ongoing
business sales were even with the prior year, while volume declined 2 percent.

Consolidated gross profit margin was 46.7 percent in the current year compared to 45.8 percent in the prior year. The increase in gross profit margin was primarily due to product mix changes resulting from the portfolio changes. For ongoing businesses, the gross profit margin increased primarily due to sales growth and lower manufacturing and packaging costs for Gatorade thirst quencher in the United States, and due to improved sales mix in International Foods. These increases were offset partly by decreases in International Beverages and U.S. and Canadian Foods.

Selling, general and administrative (SG&A) expenses declined $297.4 million, or 16 percent, due mainly to a 17 percent decrease in A&M expenses. The Company spent $181.1 million in A&M in the prior year to support divested businesses. A&M expenses were 23.8 percent of sales during the current year, down from 24.8 percent in the prior year. For ongoing businesses, A&M expenses were down 4 percent versus the prior year, which reflects increased efficiency in A&M spending in U.S. and Canadian Foods and reductions in European Beverages. A&M spending was increased to support U.S. Snapple beverages and European cereals. The Company will continue to implement changes in A&M programs in an effort to increase the effectiveness of merchandising and remove unprofitable promotions.

Consolidated operating income was $500.4 million for the current year, including a $133.6 million gain on the divestiture of U.S. and Canadian frozen foods and a $2.8 million gain on the divestiture of Italian products. Prior year operating income was $1.46 billion, which included gains on divestitures for the following businesses: $513.0 million (U.S. and Canadian pet food); $91.2 million (U.S. bean and chili); $487.2 million (European pet food); $74.5 million (Mexican chocolate); and $4.9 million

                        THE QUAKER OATS COMPANY AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(Dutch honey). Current and prior year operating income also included restructuring charges of $23.0 million and $76.5 million, respectively. Estimated savings from the 1996 restructuring actions are estimated to be about $6 million annually beginning in 1997, of which approximately 90 percent will be in cash.

Excluding the gains on divestitures, restructuring charges and operating income from divested businesses in both years, operating income increased to $378.6 million or 16 percent from $325.8 million in the prior year.

Net  financing  costs  (net  interest  expense  and  foreign  exchange  losses)
decreased  $19.0  million in the current year to $84.6  million.   Debt  levels
declined due to proceeds from the 1996 and 1995 divestitures.

The effective tax rate in the first nine months of 1996 was 40.3 percent versus
40.7 percent in the prior year. Excluding the impact of the gains on divestitures and restructuring charges in both years, as well as foreign tax benefits of $7.2 million in the current year, the effective tax rate was 41.0 percent versus 40.7 percent.


Industry Segment Operating Results

  Foods

  Net sales in the Foods business were even with the prior year. U.S. and Canadian net sales and volume declined 2 percent and 1 percent, respectively, while International net sales increased 7 percent. Lower volume was anticipated in the U.S. and Canadian business as the Company implemented changes in its 1996 A&M programs with the intention of removing unprofitable trade and consumer promotions from its merchandising mix.

  International sales increased primarily due to increases in Brazil and in new Asian markets, offset partially by a decline in the European export cereal business. In Brazil, the increase in net sales was driven primarily by price and volume increases, offset partially by unfavorable foreign currency translations.

  Total Foods' operating income for the nine months ended September 30, 1996 was $259.7 million, an increase of $107.5 million from the prior year. Excluding restructuring charges of $6.4 million in the U.S. and Canadian business in the current year for plant consolidations and $68.1 million in the prior year ($39.1 million and $29.0 million for the U.S. and Canadian and International businesses, respectively), operating income increased by $45.8 million or 21 percent from the prior year. The increase reflects an improvement in the U.S. and Canadian business where operating income increased 20 percent from $214.4 million to $258.2 million. This increase primarily reflects improvements: in hot cereals; in Golden Grain, reflecting improved efficiency in A&M spending; and in food service, offset partly by decreases in light snacks and ready-to-eat cereals.

                        THE QUAKER OATS COMPANY AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS



  Excluding the impact of restructuring charges in the prior year, operating income in the International Foods business increased $2.0 million to $7.9 million. This increase was primarily due to lower overhead expenses in European cereals which more than offset declines in the Brazilian pasta business due to lower volume and higher wheat costs.

  Beverages

  Net sales in the Beverages business decreased 1 percent on a volume decline of 3 percent. U.S. and Canadian sales increased 1 percent driven by a 5 percent increase in Gatorade thirst quencher sales, reflecting successful new packaging and flavors along with merchandising and shelving gains in retail outlets. Snapple beverage sales were 8 percent below last year on a volume decrease of 12 percent. The fact that the Company owned more of Snapple beverage's distribution system compared to a year ago, combined with price increases totaling 1 percent, resulted in a higher level of change in Snapple beverage and overall beverage volume as compared to the change in net sales.

  International sales decreased 8 percent primarily due to decreases in European Gatorade thirst quencher, reflecting restructuring actions which began in the fourth quarter of 1995 to remove unprofitable volume, and in the Asia/Pacific licensed business. These declines more than offset increases in Latin America, where the increase in net sales was driven primarily by volume increases and price increases which were partially offset by the effect of unfavorable foreign currency translations.

  Total Beverages' operating income for the nine months ended September 30, 1996 was $95.9 million, a decrease of $1.2 million from the prior year's $97.1 million. 1996 operating results include a restructuring charge of $16.6 million related to a change in how the Company sells U.S. Snapple beverages in one of its owned markets. Excluding restructuring charges of $16.6 million in the current year in the U.S. and Canadian business and $8.4 million in the prior year ($8.0 million and $0.4 million for the U.S. and Canadian and International businesses, respectively), operating income increased by $7.0 million or 7 percent from the prior year. The increase reflects an improvement in the U.S. Gatorade thirst quencher business which more than offset increased operating losses in the Snapple beverage business. The increased Snapple beverage operating loss is due primarily to lower volumes combined with increased overhead and A&M expenses.

  In the International Beverages business, the Company continued its underwriting in new markets for Gatorade thirst quencher, while pulling back Snapple beverage operations in certain countries where pre-acquisition agreements existed. International operating losses increased from $22.1 million to $23.9 million in the current year, exclusive of restructuring charges in the prior year. This is primarily due to lower Gatorade thirst quencher sales in licensed markets in Australia and Korea, and lower operating results in Latin American Snapple beverages, offset partly by improvements in European Gatorade thirst quencher mainly due to lower A&M spending, reflecting the withdrawal from certain markets as part of the recent restructuring activities.

                        THE QUAKER OATS COMPANY AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Three Months Ended September 30, 1996 Compared with Three Months Ended September 30, 1995

Consolidated Results

The following tables summarize the net sales and operating results for the three months ended September 30, 1996 as compared to the prior year:



                                                          NET SALES
                                                           for the
                                                Three Months Ended September 30,
Dollars  in Millions                   1996                                             1995

Industry Segments      U.S. & Canadian   International        Total     U.S. & Canadian   International         Total
Foods                        $   687.3         $ 152.9    $   840.2            $  676.6        $  140.7     $   817.3
Beverages                        512.6            80.8        593.4               563.8           100.2         664.0
Ongoing Business               1,199.9           233.7      1,433.6             1,240.4           240.9       1,481.3

Divested Business                  2.6              --          2.6                39.5            32.8          72.3

Total Company                $ 1,202.5         $ 233.7    $ 1,436.2          $  1,279.9        $  273.7     $ 1,553.6



                                                    OPERATING INCOME (LOSS)
                                                           for the
                                                Three Months Ended September 30,
Dollars  in Millions                   1996                                       1995

Industry Segments      U.S. & Canadian   International        Total     U.S. & Canadian  International        Total
Foods                         $   86.2         $   2.8      $  89.0              $  86.7        $  3.7       $ 90.4
Beverages                         40.9            (6.9)        34.0                 67.9          (8.5)        59.4
Ongoing Business                 127.1            (4.1)       123.0                154.6          (4.8)       149.8

Gains on divestitures            133.6              --        133.6                   --            --           --
Divested Business                 (0.4)             --         (0.4)                 2.3          (3.3)        (1.0)
                                 133.2              --        133.2                  2.3          (3.3)        (1.0)
Total Company                 $  260.3         $  (4.1)     $ 256.2              $ 156.9        $ (8.1)      $148.8

Note:   Operating results include certain allocations of overhead expenses.

"Foods":   includes all food lines as well as  the  food  service
business.
"Beverages": includes Gatorade thirst quencher sports beverages and Snapple premium teas and fruit drinks.
"Ongoing Business": includes the net sales and operating income of all Company businesses not reported as Divested Business (see below).
"Divested Business": 1996 includes current year (through the divestiture date) and net sales and operating income for the frozen foods business (U.S. and Canadian) and Italian products business (International). 1995 includes net sales and operating income for the following businesses through their respective divestiture dates: U.S. and Canadian pet food, U.S. bean and chili and U.S. and Canadian frozen foods (U.S. & Canadian), and European pet food, Mexican chocolate, Dutch honey and Italian products (International).


Consolidated  net  sales  decreased 8 percent due largely  to  the  absence  of
divested  businesses  in  the  current year.   Excluding  divested  businesses,
ongoing business sales declined 3 percent on a volume decline of 8 percent.

Consolidated gross profit margin was 47.5 percent in the current year compared to 46.9 percent in the prior year. The increase in gross profit margin was due to the favorable impact of product mix changes resulting from the portfolio changes. For ongoing businesses, gross profit margin increased primarily

                        THE QUAKER OATS COMPANY AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


due  to   lower  production  and  packaging costs  in  the  U.S.  and  Canadian businesses, which were partly offset by a decline in International Beverages.

SG&A expenses declined $47.3 million, or 8 percent, due mainly to a 6 percent decrease in A&M expenses. A&M expenses were 24.9 percent of sales during the current year, up from 24.6 percent of sales in the prior year. During the current year, the spending behind the Snapple beverage promotional, sampling and advertising campaign combined with increased support to launch the new hot cereals season more than offset declines in Golden Grain, and European and U.S. Gatorade thirst quencher. The Company will continue to implement changes in A&M programs which are intended to eliminate ineffective merchandising and promotional spending in order to increase profitability.

Consolidated operating income was $256.2 million for the current year, which included a $133.6 million gain on the divestiture of the frozen foods business and restructuring charges totaling $23.0 million. Excluding the gain on divestiture and restructuring charges in the current year and operating income from divested businesses in both years, operating income decreased by $3.8 million or 3 percent from $149.8 million to $146.0 million.

Net financing costs (net interest expense and foreign exchange losses) decreased by $2.8 million in the current year to $26.3 million. The decrease was primarily due to lower interest expense related to lower debt levels offset partly by slightly higher foreign exchange losses, primarily in the Latin American countries.

The effective tax rate in the current year was 39.8 percent versus 42.5 percent in the prior year. Excluding the impact of the gain on the divestiture of the frozen foods business, restructuring charges and foreign tax benefits of $7.2 million in the current year, the effective tax rate was 41.0 percent.


Industry Segment Operating Results

  Foods

  Net sales in the Foods business increased by 3 percent overall as compared to the prior year, while volume remained flat. This increase in sales was due to an increase in the International business of 9 percent and an increase in the U.S. and Canadian business of 2 percent. The increase in International Foods relates primarily to increases in the Brazilian chocolate beverages and fish businesses, the Caribbean export business and European cereals. In Brazil, the overall increase in net sales was driven primarily by volume increases, offset partially by unfavorable foreign currency impacts. The increase in U.S. and Canadian Foods sales was driven by increases in hot cereals, Canada foods, and granola bars, which more than offset sales declines in light snacks, food service and ready-to-eat cereals. However, cereals had a double-digit volume increase.

  Total Foods' operating income in the current year was $89.0 million, a decrease of $1.4 million from the prior year operating income of $90.4 million. Excluding the current $6.4 million restructuring charge related to U.S. plant consolidations, operating income increased $5.0 million. U.S. and Canadian operating income increased from $86.7 million to $92.6 million. This increase

                        THE QUAKER OATS COMPANY AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  reflects improvements in Golden Grain, food service, Canadian foods, hot cereals and granola bars, offset partly by decreases in light snacks and ready-to-eat cereals. The increase in operating income is driven by lower overhead and A&M expenses. In ready-to-eat cereals, the decline in operating income is due to the impact of the price reductions announced in June 1996.

  International Foods' operating income decreased from $3.7 million to $2.8 million. This decrease primarily reflects declines in the Brazilian pasta business due to lower volumes and European cereals due to increased A&M spending, partially offset by improvements in Brazilian chocolate beverages and fish and across the other Latin American countries.

  Beverages

  Net sales in the Beverages business declined 11 percent on a volume decline of 12 percent. This decrease was driven by the U.S. and Canadian business, where sales dropped 9 percent reflecting a 20 percent decrease in Snapple beverages and a 3 percent decrease in Gatorade thirst quencher. Both Snapple beverages and Gatorade thirst quencher volumes were negatively affected by less favorable weather conditions versus the prior year.

  International sales decreased 19 percent on a volume decline of 18 percent, driven primarily by declines in European Gatorade thirst quencher, where the Company is realigning its business mainly to Italy and the Mediterranean area, and withdrawing Snapple beverages in certain countries.

  Beverages' operating income of $34.0 million decreased $25.4 million from the $59.4 million reported a year ago. 1996 operating results include a restructuring charge of $16.6 million related to a change in how the Company sells U.S. Snapple beverages in one of its owned markets. Excluding the restructuring charge of $16.6 million in the current year, operating income decreased $8.8 million or 15 percent from $59.4 million to $50.6 million driven by the increased operating loss in Snapple beverages due to lower sales and higher A&M and overhead expenses, which more than offset improvements in U.S. Gatorade thirst quencher.

  In the International Beverages business, the operating loss was reduced from $8.5 million in the prior year to $6.9 million in the current year primarily due to lower A&M spending in European Gatorade thirst quencher, reflecting restructuring actions taken in the fourth quarter of 1995 to remove unprofitable volume, which more than offset declines in South Asia due to increased underwriting to expand that business.


Liquidity and Capital Resources

Short-term and long-term debt (total debt) as of September 30, 1996 was $1.44 billion, a decrease of $327.8 million from December 31, 1995. The total debt-to-total capitalization ratio was 53.3 percent and 61.7 percent as of September 30, 1996 and December 31, 1995, respectively.

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

Following the announcement by the Company in June 1996 that the Snapple beverage business would operate at a level significantly below break-even for the year and that price reductions in the ready-to-eat cereal category would negatively impact 1996 results, the credit rating agencies announced that they are reviewing the status of their debt ratings for potential downgrades, as follows: Standard & Poor's ("CreditWatch with negative implications"); Fitch ("FitchAlert"); and Moody's ("under review"). The Company's current debt and commercial paper ratings are as follows: Standard & Poor's (A- and A2); Fitch (A- and F2); and Moody's (A3 and P2).

Net cash provided by operating activities was $463.5 million and $484.2 million for the nine months ended September 30, 1996 and 1995, respectively. Capital expenditures for the current and prior year were $164.8 million and $211.7 million, respectively. During the current and prior year, the Company had proceeds related to business divestitures of $174.4 million and $1.25 billion, respectively, and outlays related to business acquisitions of $49.3 million during the prior year. Capital expenditures are expected to continue at the current rate in the fourth quarter of this year as the Company has plans to invest in the worldwide expansion of production capacity for beverages in the United States and for grain-based products in the United States and China. The Company expects that capital expenditures and cash dividends for the remainder of the year will be financed through a combination of cash flow from operating activities and debt financing.

The majority of the Company's international business is in Latin American countries, principally Brazil, where hedging markets are rapidly evolving but are not yet as developed or efficient as the traditional foreign exchange markets. Historically, the Company has not hedged Latin American currencies because the opportunities were more limited and costly. During the third quarter of 1996, the Company executed certain hedging instruments to reduce exposure to Brazilian currency movement. The Company will continue to use Latin American hedge instruments, where economical, to reduce exposure to potentially significant currency movement. The Company will also continue to use foreign currency hedge instruments to reduce the risk that the U.S. dollar value of the net investment and cash flows of its other foreign operations, principally in Europe and Canada, will be reduced as exchange rates fluctuate.

Current and Pending Accounting Changes

In October 1995, the FASB issued Statement #123, "Accounting for Stock-Based Compensation." The Company is required to adopt this standard no later than December 31, 1996. This Statement encourages companies to recognize expense for employee stock options at an estimated fair value based on an option pricing model. If expense is not recognized for employee stock options, pro forma footnote disclosure is required of what net income and earnings per share would have been under the Statement's approach to valuing and expensing stock options. Certain other new disclosures will be

                        THE QUAKER OATS COMPANY AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


required.   The  Company  will  implement the  disclosure  provisions  of  this
Statement in 1996, but has decided that it will not recognize the expense related to stock options in the financial statements.


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

Results for 1997 and beyond will depend on the Company's ability to resolve its problems with the Snapple beverage business. For the ready-to-eat cereal business, the ability to return the business to higher profit levels will depend to a large degree on the competitive environment as well as the ability of the Company to achieve greater levels of A&M and overhead efficiency.

                          PART II - OTHER INFORMATION


Item 1    Legal Proceedings

          Note 2 in Part I is incorporated by reference herein.

Item 6    Exhibits and Reports on Form 8-K

Item 6(a) See Exhibit Index.

          All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 1996, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  The Quaker Oats Company
                                                  (Registrant)




Date  November 11, 1996                           /s/Robert S. Thomason
                                                  Robert S. Thomason
                                         Senior Vice President - Finance and
                                                Chief Financial Officer




Date  November 11, 1996                           /s/Thomas L. Gettings
                                                  Thomas L. Gettings
                                                  Vice President and
                                                  Corporate Controller

                           EXHIBIT INDEX

            Exhibit                                                Paper (P) or
            Number         Description                            Electronic (E)

            (10)(a)(3)     1984   Long-Term Incentive Plan                E
                           as amended and restated effective
                           as of September 1, 1996.

            (10)(b)(3)     Deferred Compensation Plan                     E
                           for Directors of The Quaker Oats
                           Company as amended and restated
                           effective as of September 1, 1996.

            (10)(c)(2)     Deferred Compensation Plan for                 E
                           Executives of The Quaker Oats
                           Company as amended and restated
                           effective as of September 1, 1996.

            (10)(f)(6)     Agreement upon separation of                   E
                           employment with Michael B. Schott
                           effective as of August 12, 1996.

            (10)(g)(11)    The Quaker Supplemental Executive              E
                           Retirement Program as amended and
                           restated effective as of September 1, 1996.

            (10)(j)(2)     The Quaker Officers Severance Program          E
                           as amended and restated effective as of
                           September 1, 1996.

            (10)(k)(7)     The Quaker Long Term Incentive Plan            E
                           of 1990 as amended and restated effective as of September 1, 1996.

            (10)(m)(2)     Quaker Salaried Employees Compensation         E
                           and Benefits Protection Plan as amended and restated effective as of September 1, 1996.

            (11)           Statement Re Computation                       E
                           of Per Share Earnings.

            (27)           Financial Data Schedule                        E
                           (submitted to the Securities
                           and Exchange Commission
                           in electronic format).