Form 10-K405
period 1996-12-31
QUAKER OATS CO
filed 1997-03-19
CIK 81371

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K

             X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1996

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

Yes X      No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of Common Stock held by non-affiliates of the Registrant as of the close of business on February 28, 1997 was $4,892,229,265. The liquidation value of Series B ESOP Convertible Preferred Stock, all of which is held in The Quaker Employee Stock Ownership Plan, at the close of business on February 28, 1997 totaled $84,497,946, plus related dividends. The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on February 28, 1997 was 136,368,760.




DOCUMENTS INCORPORATED BY REFERENCE.

1. Portions of The Quaker Oats Company Annual Report to Shareholders for the fiscal year ended December 31, 1996 (Annual Report) (Parts I, II and III of Form 10-K)
2. Portions of The Quaker Oats Company Notice of Annual Meeting and Proxy Statement (Proxy Statement) dated April 2, 1997 (Part III of Form 10-K)

CROSS-REFERENCE TABLE OF CONTENTS

The Annual Report and the Proxy Statement include all information required in Parts I, II and III of Form 10-K, except as otherwise indicated in the following Cross-Reference Table of Contents. The Cross-Reference Table of Contents identifies the source of information for each of the Form 10-K items included in Parts I, II and III. Only those sections of the Annual Report and the Proxy Statement cited in the Cross-Reference Table of Contents are incorporated in the Form 10-K and filed with the Securities and Exchange Commission.

10-K Item No.                                 Source of Information

PART I.
Item 1.  Business
  (a)  General Development of Business        Annual Report, pages 46-47
  (b)  Financial Information About Industry   Annual Report, pages 25, 42-44
       Segments
  (c)  Description of Business                Annual Report, pages 25-29,
                                                30-35, 55, 57, 59
  (d)  Financial Information About Foreign    Annual Report, pages 42-44
       and Domestic Operations and Export
       Sales
  (e)  Executive Officers of Registrant       Annual Report, pages 60-61

Item 2.  Properties.                          Annual Report, page 59
Item 3.  Legal Proceedings.                   Annual Report, page 57
Item 4.  Submission of Matters to a Vote of   (Not Applicable)
         Security Holders.

PART II.
Item 5.  Market for the Registrant's Common   Annual Report, pages 31, 34-35,
         Equity and Related Stockholder         57, 64-65
         Matters.

Item 6.  Selected Financial Data.             Annual Report, pages 30-35
Item 7.  Management's Discussion and          Annual Report, pages 25-29
         Analysis of Financial Condition
         and Results of Operations.
Item 8.  Financial Statements and             Annual Report, pages 36-58
         Supplementary Data.
Item 9.  Changes in and Disagreements with    (Not Applicable)
         Accountants on Accounting and
         Financial Disclosure.

PART III.
Item 10. Directors and Executive Officers of  Notice of Annual Meeting and Proxy
         the registrant.                        Statement, pages 5-8; Annual
                                              Report, pages 60-61
Item 11. Executive Compensation.              Notice of Annual Meeting and Proxy
                                                Statement, pages 12-19
Item 12. Security Ownership of Certain        Notice of Annual Meeting and Proxy
         Beneficial Owners and Management.      Statement, pages 10-11
Item 13. Certain Relationships and Related    (Not Applicable)
         Transactions.

PART IV.
Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
  (a)(1)   Financial Statements.
Consolidated financial statements of The Quaker Oats Company and its subsidiaries are incorporated under Item 8 of this Form 10-K.
  (a)(2)& (d)  Financial Statement Schedules.
All required financial statement schedules are included in the consolidated financial statements or notes thereto as incorporated under Item 8 of this Form 10-K.
  (a)(3)& (c)  Exhibits.
See Exhibit Index attached hereto, which is incorporated herein by reference.


                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE QUAKER OATS COMPANY

By /s/WILLIAM D. SMITHBURG
William D. Smithburg, Chairman, President and Chief Executive Officer

Date:  March 12, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 12th day of March 1997, by the following persons on behalf of the Registrant and in the capacities indicated.


Signature
Title

/s/ WILLIAM  D.  SMITHBURG
William D. Smithburg
 Chairman, President and Chief Executive Officer

/s/ ROBERT S. THOMASON
Robert S. Thomason
 Senior Vice President Finance and Chief Financial Officer

/s/ THOMAS L. GETTINGS
Thomas L. Gettings
 Vice President and Corporate Controller

/s/ FRANK C. CARLUCCI
Frank C. Carlucci
 Director

/s/ SILAS S. CATHCART
Silas S. Cathcart
 Director

/s/ KENNETH I. CHENAULT
Kenneth I. Chenault
 Director

/s/ JUDY C. LEWENT
Judy C. Lewent
 Director

/s/ VERNON R. LOUCKS, JR.
Vernon R. Loucks, Jr.
 Director

/s/ THOMAS C. MacAVOY
Thomas C. MacAvoy
 Director

/s/ LUTHER C. McKINNEY
Luther C. McKinney
 Director

/s/ WALTER J. SALMON
Walter J. Salmon
 Director

/s/ WILLIAM L. WEISS
William L. Weiss
 Director


EXHIBIT INDEX


EXHIBIT NO.        DESCRIPTION                     PAPER (P), ELECTRONIC (E)
                                                   OR INCORPORATED BY
                                                   REFERENCE (IBRF)


3(a)     Restated Certificate of Incorporation (as of September 11, 1996)     E
3(b)     Bylaws of The Quaker Oats Company (as of November 13, 1996)          E
4        Registrant undertakes to furnish to the Commission, upon request, a copy of any instrument defining the rights of holders of long-
         term debt of the registrant and all of its subsidiaries for which consolidated or unconsolidated financial statements are required
         to be filed                                                        IBRF
10(a)    1984 Long-Term Incentive Plan, as restated effective September 1,
         1996 (incorporated by reference to the Company's Form 10-Q for
         the fiscal quarter ended September 30, 1996, file number 1-12)     IBRF
10(b)    Deferred Compensation Plan for Directors of The Quaker Oats
         Company, as restated effective November 1, 1996                      E
10(c)    Deferred Compensation Plan for Executives of The Quaker Oats
         Company, as restated effective November 1, 1996                      E
10(d)    Management Incentive Bonus Plan of The Quaker Oats Company as
         amended September 8, 1993 (incorporated by reference to the
         Company's Form  10-K  for the fiscal year ended June 30, 1994,
         file number  1-12)                                                 IBRF
10(e)    Directors' Stock Compensation Plan, as restated effective
         November  1, 1996                                                    E
10(f)(1) Termination Benefits Agreement with William D. Smithburg, first
         effective for the fiscal quarter ended December 31, 1996             E
10(f)(2) Termination Benefits Agreements with certain Executive Officers,
         first effective for the fiscal quarter ended December 31, 1996       E
10(f)(3) Agreement upon separation of employment with Michael B. Schott effective August  12, 1996 (incorporated by reference to the
         Company's Form 10-Q for the fiscal quarter ended September
         30, 1996, file number 1-12)                                        IBRF
10(g)    The Quaker Supplemental Executive Retirement Program, as
         restated effective November 1, 1996                                  E
10(h)(1) The Quaker Oats  Company Benefits Protection Trust
         (incorporated by reference to the Company's Form 10-K for
         the fiscal year ended June 30, 1989, file number 1-12)             IBRF
10(h)(2) First Amendment to The Quaker Oats Company Benefits Protection
         Trust (incorporated by reference to the Company's Form 10-K for
         the fiscal year ended June 30, 1992, file number 1-12)             IBRF
10(h)(3) Second Amendment to The Quaker Oats Company Benefits Protection
         Trust (incorporated by reference to the Company's Form 10-K for
         the fiscal year ended June 30, 1992, file number 1-12)             IBRF
10(i)    The Quaker Eligible Earnings Adjustment Plan, as restated
         effective November 1, 1996                                           E
10(j)    Quaker Officers Severance Program, as restated effective
         November 1, 1996                                                     E
10(k)    The Quaker Long Term Incentive Plan of 1990 (incorporated by reference to the Company's Form 10-Q for the fiscal quarter
         ended September 30, 1996, file number 1-12)                        IBRF
10(l)    The Quaker 415 Excess Benefit Plan, as restated effective
         November 1, 1996                                                     E
10(m)    Quaker Salaried Employees Compensation and Benefits Protection
         Plan, as restated effective November 1, 1996                         E
11       Statement re Computation of Per Share Earnings                       E
12       Statement re Computation of Ratios                                   E
13       Annual Report to Shareholders of The Quaker Oats Company
         for fiscal year ended December 31, 1996                              E
21       List of Subsidiaries of the Registrant                               E
23       Consent of Auditors                                                  E