Form 10-Q
period 1997-03-31
QUAKER OATS CO
filed 1997-04-24
CIK 81371

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


    X  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934


                 For the quarterly period ended March 31, 1997


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


                       YES   XX         NO


      The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on March 31, 1997 was 136,397,750







                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                              INDEX TO FORM 10-Q


                                                                 Page
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

      Condensed Consolidated Statements of Income
      and Reinvested Earnings for the Three Months
      Ended March 31, 1997 and 1996                               3

      Condensed Consolidated Balance Sheets as of
      March 31, 1997 and December 31, 1996                        4

      Condensed Consolidated Statements of Cash
      Flows for the Three Months Ended
      March 31, 1997 and 1996                                     5

      Net Sales and Operating Income by Segment for the
      Three Months Ended March 31, 1997 and 1996                  6

      Notes to Condensed Consolidated Financial Statements        7-9

    Item 2 - Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                    10-14

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                    15

    Item 6 - Exhibits and Reports on Form 8-K                     15

SIGNATURES                                                        16

EXHIBIT INDEX                                                     17

EXHIBIT 11                                                        18


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND REINVESTED EARNINGS (UNAUDITED)


                                                       Three Months Ended
Dollars in Millions (Except Per Share Data)                 March 31,
                                                       1997         1996

Net sales                                           $ 1,201.7    $ 1,222.8
Cost of goods sold                                      627.7        664.5
Gross profit                                            574.0        558.3

Selling, general and administrative expenses            491.5        475.4
Loss on assets held for sale                          1,404.0          ---
Gain on divestiture                                       ---         (2.8)
Interest expense                                         25.5         29.5
Interest income                                          (1.5)        (1.4)
Foreign exchange loss - net                               2.5          1.8

(Loss) income before income taxes                    (1,348.0)        55.8
(Benefit) provision for income taxes                   (238.2)        23.6

Net (Loss) Income                                    (1,109.8)        32.2

Preferred dividends - net of tax                          0.9          1.0
Net (Loss) Income Available for Common              $(1,110.7)   $    31.2

Per Common Share:
  Net (loss) income                                 $   (8.15)   $    0.23
  Dividends declared                                $   0.285    $   0.285

Average Number of Common Shares
  Outstanding (in thousands)                          136,305      135,102

Reinvested Earnings:
  Balance beginning of year                         $ 1,521.3    $ 1,433.6
  Net (loss) income                                  (1,109.8)        32.2
  Dividends                                             (39.5)       (39.1)
  Common stock issued for stock purchase
    and incentive plans                                   ---         (3.3)
  Balance end of period                             $   372.0    $ 1,423.4

  See accompanying notes to the condensed consolidated financial statements.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                       March 31,    December 31,
Dollars in Millions                                      1997           1996
Assets
Current Assets:
  Cash and cash equivalents                            $  105.1      $  110.5
  Trade accounts receivable - net of allowances           351.8         294.9
  Inventories:
    Finished goods                                        217.7         181.8
    Grains and raw materials                               69.9          62.1
    Packaging materials and supplies                       31.5          31.0
      Total inventories                                   319.1         274.9
  Other current assets                                    211.2         209.4
      Total Current Assets                                987.2         889.7
Property, plant and equipment                           1,956.0       1,943.3
Less accumulated depreciation                             759.9         742.6
    Property - net                                      1,196.1       1,200.7
Intangible assets - net of amortization
    and valuation reserve                                 714.4       2,237.2
Other assets                                              312.8          66.8
       Total Assets                                    $3,210.5      $4,394.4
Liabilities and Shareholders' Equity
Current Liabilities:
  Short-term debt                                      $  561.0      $  517.0
  Current portion of long-term debt                        68.2          51.1
  Trade accounts payable                                  262.8         210.2
  Other current liabilities                               567.8         576.4
      Total Current Liabilities                         1,459.8       1,354.7
Long-term debt                                            973.2         993.5
Other liabilities                                         535.8         558.9
Deferred income taxes - net of valuation reserve          134.0         238.4
Preferred Stock, Series B, no par value, authorized
  1,750,000 shares; issued 1,282,051 of
  $5.46 cumulative convertible shares
  (liquidating preference of $78 per share)               100.0         100.0
Deferred compensation                                     (61.0)        (64.9)
Treasury Preferred Stock, at cost, 201,592 shares and
  187,810 shares, respectively                            (17.4)        (16.1)
Common Shareholders' Equity:
  Common stock, $5 par value, authorized 400 million
    shares; issued 167,978,792 shares                     840.0         840.0
  Reinvested earnings                                     372.0       1,521.3
  Cumulative translation adjustment                       (71.6)        (68.2)
  Deferred compensation                                  (103.3)       (103.4)
  Treasury common stock, at cost, 31,581,042
    shares and 31,885,727 shares, respectively           (951.0)       (959.8)
     Total Common Shareholders' Equity                     86.1       1,229.9
        Total Liabilities and Shareholders' Equity     $3,210.5      $4,394.4


  See accompanying notes to the condensed consolidated financial statements.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                             Three Months Ended
Dollars in Millions                                               March 31,
                                                             1997          1996

Cash Flows from Operating Activities:
  Net (loss) income                                     $(1,109.8)      $  32.2
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                          51.4          50.0
      Deferred income taxes                                  (4.2)          0.9
      Loss on assets held for sale - net of tax
       benefit of $260.0                                  1,144.0           ---
      Gain on divestiture - net of tax of $1.1                ---          (1.7)
      Loss on disposition of property and equipment           9.2           2.8
      (Increase) in trade accounts receivable               (60.8)        (49.9)
      (Increase) in inventories                             (45.9)        (59.0)
      (Increase) in other current assets                     (3.2)         (1.9)
      Increase in trade accounts payable                     54.2          41.8
      (Decrease) increase in other current liabilities      (19.4)         23.5
      Change in deferred compensation                         4.0           3.7
      Other items                                             8.7          19.0
        Net Cash Provided by Operating Activities            28.2          61.4


Cash Flows from Investing Activities:
  Additions to property, plant and equipment                (40.9)        (50.7)
  Business divestiture - net of tax of $1.1                   ---          42.1
  Change in other assets                                      ---           0.3
        Net Cash Used in Investing Activities               (40.9)         (8.3)

Cash Flows from Financing Activities:
  Cash dividends                                            (39.5)        (39.1)
  Change in short-term debt                                  44.5         (32.1)
  Proceeds from long-term debt                                2.4           2.6
  Reduction of long-term debt                                (4.4)        (18.8)
  Issuance of common treasury stock                           8.1           6.6
  Repurchases of preferred stock                             (1.3)         (0.8)
        Net Cash Provided by (Used in) Financing Activities   9.8         (81.6)

Effect of Exchange Rate Changes on Cash and Cash
 Equivalents                                                 (2.5)          5.9

Net Decrease in Cash and Cash Equivalents                    (5.4)        (22.6)

Cash and Cash Equivalents - Beginning of Year               110.5          93.2
Cash and Cash Equivalents - End of Period               $   105.1       $  70.6

  See accompanying notes to the condensed consolidated financial statements.


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                   NET SALES AND OPERATING INCOME BY SEGMENT
                                  (UNAUDITED)


                                             Net Sales          Operating Income
                                                                   (Loss) (a)

                                            Three Months           Three Months
                                               Ended                  Ended
Dollars in Millions                           March 31,              March 31,
                                           1997       1996        1997     1996
Foods
   U.S. and Canadian                   $  665.3   $  651.6   $    77.2   $ 99.0
   International                          155.2      150.3         0.8      0.9
Total Foods                            $  820.5   $  801.9   $    78.0   $ 99.9

Beverages
   U.S. and Canadian                   $  213.6   $  185.7   $    34.7   $ 16.1
   International                           71.0       66.1        (0.3)    (5.7)
Total Beverages                        $  284.6   $  251.8   $    34.4   $ 10.4

Snapple (held for sale) (b)            $   96.6   $  122.7   $(1,424.1)  $(17.5)

Divested Businesses (c)                $    ---   $   46.4   $     ---   $  8.2

  Total Sales/Operating (Loss) Income  $1,201.7   $1,222.8   $(1,311.7)  $101.0


Less: General corporate expenses                                   9.8     15.3
      Interest expense - net                                      24.0     28.1
      Foreign exchange loss - net                                  2.5      1.8
(Loss) income before income taxes                            $(1,348.0)  $ 55.8



(a) Operating income (loss) includes certain allocations of overhead expenses.

(b) Includes the sales and operating loss of the Snapple beverages business. Operating loss for the three months ended March 31, 1997, includes a non-cash, pretax impairment loss of $1.4 billion on Snapple assets held for sale. See Note 3 for further discussion.

(c) Total sales and operating income for the Italian products business (divested January 1996) for the three months ended March 31, 1996, were $4.0 million and $3.3 million, respectively. Operating income includes a pretax gain of $2.8 million on the sale of the Italian products business. Total sales and operating income for the U.S. and Canadian frozen foods business (divested July 1996) for the three months ended March 31, 1996, were $42.4 million and $4.9 million, respectively.


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1997


Note 1 - Basis of Presentation

The condensed consolidated financial statements include The Quaker Oats Company and its subsidiaries (the Company). The condensed consolidated statements of income and reinvested earnings for the three months ended March 31, 1997 and 1996, the condensed consolidated balance sheet as of March 31, 1997, and the condensed consolidated statements of cash flows for the three months ended March 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1997, and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's report to shareholders for the year ended December 31, 1996.

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

The Company is also a party to a number of lawsuits and claims, which it is vigorously defending. Such matters arise out of the normal course of business and relate to the Company's acquisition activity and other issues. Certain of these actions seek damages in large amounts. While the results of litigation cannot be predicted with certainty, management believes that the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations. Changes in assumptions, as well as actual experience, could cause the estimates made by management to change.


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1997


Note 3 - Pending Sale of Snapple Beverage Corp.

On March 27, 1997, the Company announced a definitive agreement to sell 100 percent of its shares of its wholly-owned subsidiary, Snapple Beverage Corp. (Snapple), to Triarc Companies, Inc. for $300 million. The transaction is subject to certain conditions including the receipt of regulatory approvals. Management expects the transaction to be completed in the second quarter of 1997.

Under the provisions of Financial Accounting Standards Board (FASB) Statement #121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," Snapple is now considered an asset held for sale and as such the Company is required to reduce the carrying value of Snapple net assets to fair market value. Accordingly, during the current quarter the Company recognized a non-cash, pretax impairment loss of $1.4 billion ($1.14 billion after-tax or $8.39 per share) and established a valuation reserve for the write-down of the excess carrying value over the fair market value. The fair market value used in determining the impairment loss was based on the sale price of $300 million in the aforementioned purchase agreement.

The reconciliation of the carrying value of Snapple net assets to fair market value is as follows:

          (Dollars in Millions)                   March 31, 1997

          Current assets                            $    99.1
          Current liabilities                           (60.8)
          Non-current assets                          1,838.9
          Non-current liabilities                      (173.2)
             Total net assets at carrying value       1,704.0
          Valuation reserve                          (1,404.0)
             Fair market value                      $   300.0

As a result of this transaction the Company expects to recapture approximately $250 million in taxes paid on previous capital gains arising from business divestitures. The Company has recognized a tax benefit and recorded an income tax receivable for this amount in the current quarter. Anticipated cash proceeds from the recapture are not expected to be received until 1998 and as such, the income tax receivable is included in non-current assets in the condensed consolidated balance sheet as of March 31, 1997. The Company has also recognized a tax benefit of approximately $10 million related to the reversal of tax liabilities as a result of the capital loss carryback.


Note 4 - Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1997


Note 5 - Pending Accounting Change

In March 1997, the FASB issued Statement #128, "Earnings Per Share." This Statement simplifies the computation of earnings per share and makes the computation more consistent with those of other countries and International Accounting Standards. The Company will adopt this Statement during the fourth quarter. The Company does not expect the adoption of this new standard to significantly impact previously reported earnings per share or earnings per share trends.


                     THE QUAKER OATS COMPANY AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared with
Three Months Ended March 31, 1996

Consolidated Operating Results

The  following  tables  summarize the  net  sales  and  operating results of the Company for the three months ended March 31,  1997
(current year) and March 31, 1996 (prior year):


                                                         NET SALES
                                                          for the
                                                Three Months Ended March 31,
Dollars in Millions                  1997                                         1996
                       U.S. and                                     U.S. and
                       Canadian  International          Total       Canadian  International          Total
Foods                    $665.3         $155.2       $  820.5         $651.6         $150.3       $  801.9
Beverages                 213.6           71.0          284.6          185.7           66.1          251.8
                          878.9          226.2        1,105.1          837.3          216.4        1,053.7

Snapple (held for sale)    92.3            4.3           96.6          115.0            7.7          122.7

Divested Businesses         ---            ---            ---           42.4            4.0           46.4

Total Company            $971.2         $230.5       $1,201.7         $994.7         $228.1       $1,222.8


                                                   OPERATING INCOME (LOSS)
                                                            for the
                                                 Three Months Ended March 31,
Dollars in Millions                   1997                                         1996
                       U.S. and                                     U.S. and
                       Canadian  International          Total       Canadian  International         Total
Foods                 $    77.2          $ 0.8      $    78.0         $ 99.0         $  0.9        $ 99.9
Beverages                  34.7           (0.3)          34.4           16.1           (5.7)         10.4
                          111.9            0.5          112.4          115.1           (4.8)        110.3

Snapple (held for sale)   (18.1)          (2.0)         (20.1)         (14.9)          (2.6)        (17.5)
Loss on assets held
    for sale           (1,404.0)           ---       (1,404.0)           ---            ---           ---
                       (1,422.1)          (2.0)      (1,424.1)         (14.9)          (2.6)        (17.5)

Gain on divestiture         ---            ---            ---            ---            2.8           2.8
Divested Businesses         ---            ---            ---            4.9            0.5           5.4
                            ---            ---            ---            4.9            3.3           8.2

Total Company         $(1,310.2)         $(1.5)     $(1,311.7)        $105.1         $ (4.1)       $101.0


Note: Operating results include certain allocations of overhead expenses.

"Foods":   includes all food lines as well as the  food  service business.
"Beverages":    includes   Gatorade   thirst   quencher sports  beverages.
"Snapple (held for sale)": includes the Snapple beverages business. "Loss on assets held for sale": includes the non-cash, pretax impairment loss on Snapple assets held for sale.
"Gain on divestiture": 1996 includes a pretax gain of $2.8 million on the sale of the Italian products business.
"Divested Businesses": 1996 includes prior year net sales and operating income (through the divestiture date) for the Italian products (January 1996) and U.S. and Canadian frozen foods (July 1996) businesses.


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated net sales decreased 2 percent primarily due to the absence of divested businesses in the current year. Excluding divested businesses, sales were 2 percent above the prior year on virtually flat volume. Price changes, other than the June 1996 ready-to-eat cereals price reduction, did not significantly affect the comparison of current and prior year net sales.

Consolidated gross profit margin was 47.8 percent in the current year compared to 45.7 percent in the prior year. The gross profit margin increase is primarily due to lower packaging and ingredient costs in the U.S. and Canadian Beverages business.

Selling, general and administrative (SG&A) expenses increased $16.1 million, or 3 percent, primarily due to a 10 percent increase in advertising and merchandising (A&M) expenses. A&M expenses were 25.4 percent of sales during the current year, up from 22.6 percent in the prior year as A&M spending was increased to support U.S. and Canadian Foods.

Consolidated operating loss of $1.31 billion for the current year includes a $1.4 billion non-cash, pretax impairment loss on assets held for sale related to the pending sale of the Snapple beverages business. Prior year operating income included a $2.8 million pretax gain on the divestiture of the Italian products business. Excluding the loss on assets held for sale in 1997 and the gain on divestiture and operating income from divested businesses in 1996, operating income was $92.3 million compared to $92.8 in the prior year.

Net financing costs (net interest expense and foreign exchange losses) decreased $3.4 million in the current year. Debt levels declined due to proceeds from the 1996 divestitures, resulting in lower interest expense.

The effective tax rate in the current year excluding the impact of the impairment loss on assets held for sale and related tax benefits was 39.0 percent versus 42.3 percent in the prior year. The decrease is primarily due to anticipated reductions of non-deductible amortization expense of Snapple intangibles.


Industry Segment Operating Results

Foods - Net sales were 2 percent above the prior year with higher sales in both the U.S. and Canadian and International businesses. U.S. and Canadian sales and volume rose 2 percent and 3 percent, respectively. Sales gains, most notably in ready-to-eat cereals due to continued growth of bagged cereals and strong Quaker name-brand cereals sales, Golden Grain, hot cereals and syrup, more than offset lower sales in rice cakes and food service as well as the adverse impact of the June 1996 ready-to-eat cereals price reduction. International sales increased 3 percent almost entirely due to increases in Latin America, particularly in Brazil.

U.S. and Canadian operating income declined 22 percent from the prior year as the favorable impact of the volume increase was more than offset by the ready-to-eat cereals price reduction, operating income declines in the increasingly competitive grain-based snacks business and increases in A&M expenses. Higher A&M expenses in U.S. and Canadian Foods were due to increased trade and media spending across the businesses including increased support of hot and ready-to-eat cereals compared to the prior year.


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


While International Foods operating income was nearly even with the prior year, the Brazilian pasta business continues to show weak trends.

Beverages - Net sales increased 13 percent on a volume gain of 11 percent. U.S. and Canadian sales and volume rose 15 percent, reflecting incremental sales from a new product, Gatorade Frost, and core business growth. International sales increased 7 percent primarily due to double-digit sales growth of Gatorade thirst quencher in Latin America which more than offset declines in Europe due to previous restructuring actions.

Operating income increased $24.0 million from the prior year due to overall sales growth and lower packaging and ingredient costs in the U.S. and Canadian business. Media spending to support the Gatorade Frost launch will begin in the second quarter. In the International Beverages business, the Company reduced its underwriting in Asia/Pacific markets for Gatorade thirst quencher and improved the profitability of the Latin American business.

Snapple (held for sale) - Net sales of Snapple beverages declined 21 percent driven by base business declines and a lower level of new product introductions compared to the prior year. Snapple beverages operating loss, excluding the impairment loss on Snapple assets held for sale, increased $2.6 million over the prior year as the impact of the sales decline and higher A&M expenses to support Diet Snapple were only partially offset by lower ingredient and packaging costs. The current year operating results include a $1.4 billion non-cash, pretax impairment loss on Snapple assets held for sale (see discussion below on pending sale of Snapple Beverage Corp.).


Pending Sale of Snapple Beverage Corp.

On March 27, 1997, the Company announced a definitive agreement to sell 100 percent of its shares of its wholly-owned subsidiary, Snapple Beverage Corp. (Snapple), to Triarc Companies, Inc. for $300 million. The transaction is subject to certain conditions including the receipt of regulatory approvals. Management expects the transaction to be completed in the second quarter of 1997.

Under the provisions of Financial Accounting Standards Board (FASB) Statement #121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," Snapple is now considered an asset held for sale and as such the Company is required to reduce the carrying value of Snapple net assets to fair market value. Accordingly, during the current quarter the Company recognized a non-cash, pretax impairment loss of $1.4 billion ($1.14 billion after-tax or $8.39 per share) and established a valuation reserve for the write-down of the excess carrying value over the fair market value. The fair market value used in determining the impairment loss was based on the sale price of $300 million in the aforementioned purchase agreement. As a result of this transaction the Company expects to recapture approximately $250 million in taxes paid on previous capital gains arising from business divestitures. The Company has recognized a tax benefit and recorded an income tax receivable for this amount in the current quarter. Anticipated cash proceeds from the recapture are not expected to be received until 1998 and as such, the income tax receivable is included in non-current assets in the condensed consolidated balance sheet as of March 31, 1997. The Company has also recognized a tax benefit of approximately $10 million related to the reversal of tax liabilities as a result of the capital loss carryback.


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Net cash provided by operating activities was $28.2 million, a decrease of $33.2 million from the prior year. This decrease is primarily due to a prior year refund of taxes paid, partly offset by lower levels of working capital in the current year. Capital expenditures for the current and prior year were $40.9 million and $50.7 million, respectively. Capital expenditures are expected to increase during the remainder of the current year as the Company continues its expansion of production capacity for beverages and grain-based products in the United States and China. The Company expects that capital expenditures and cash dividends for the remainder of the year will be financed through cash flow from operating activities.

Short-term and long-term debt (total debt) as of March 31, 1997 was $1.6 billion, an increase of $40.8 million from December 31, 1996, reflecting the financing of higher inventory levels and accounts receivable to support seasonal sales of the Beverages business. The Company expects to complete the sale of Snapple during the second quarter of 1997 and use a portion of the sale proceeds to reduce short-term debt. The remaining proceeds will be used to repurchase shares as announced in April 1997. Anticipated cash proceeds of approximately $250 million from the recapture of income taxes paid on previous capital gains are not expected to be received until 1998.

Following the Company's announcement in March 1997 that a definitive agreement to sell Snapple had been reached, the credit rating agencies affirmed the Company's current commercial paper and long-term debt ratings.


Pending Accounting Change

In March 1997, the FASB issued Statement #128, "Earnings Per Share." This Statement simplifies the computation of earnings per share and makes the computation more consistent with those of other countries and International Accounting Standards. The Company will adopt this Statement during the fourth quarter. The Company does not expect the adoption of this new standard to significantly impact previously reported earnings per share or earnings per share trends.


Announcement of Share Repurchase and Cost Reduction

On April 23, 1997, the Company announced a plan to focus the Company's management and other resources on its core businesses and growth in order to make the Company more competitive. The plan, when finalized, will include share repurchase and cost reduction programs, in addition to anticipated cost reductions resulting from the sale of Snapple. The Company is also reviewing the sale of non-core businesses and the potential restructuring of certain international operations. The Company believes this plan will provide near-term rewards and drive longer-term value for shareholders.



                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The plan will include a goal of $30 million of cost reductions over an 18-month period, in addition to removing or absorbing costs related to the sale of Snapple. The Company expects to take pretax restructuring charges in the range of $50 million to $100 million before the end of the year as a result of the plan.


Announcement of Chief Executive Officer (CEO) Succession Plan

On April 23, 1997, the Company's Chairman, President and Chief Executive Officer, William D. Smithburg, announced that he wanted to formalize an orderly succession plan. In that connection, the Company's Board of Directors, at Mr. Smithburg's suggestion, formed a committee, which will be chaired by William L. Weiss, an outside director, to search both inside and outside the Company for the most appropriate successor. Mr. Smithburg, in the interim, will continue to lead the organization and implement the Company's refocusing efforts.


Cautionary Statement on Forward-Looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis. The Company's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by external factors such as: actions of competitors; changes in laws and regulations, including changes in governmental interpretations of regulations and changes in accounting standards; customer demand; effectiveness of spending or programs; fluctuations in the cost and availability of supply chain resources; and foreign economic conditions, including currency rate fluctuations.

Results for 1997 and beyond will depend on the Company's ability to complete the sale of Snapple. The Company's anticipated sale of Snapple will result in various services and related overheads that are shared and allocated to Snapple remaining with the Company. These costs will remain with the Company after the sale of Snapple until the Company can address the reduction of the overheads through anticipated restructuring.

For the U.S. ready-to-eat cereals business, returning the business to higher profit levels will largely depend on the competitive environment and the Company's achievement of greater levels of efficiency and effectiveness in A&M and overhead spending. The reduction of future operating losses of the Brazilian pasta business will depend on the competitive and commodity environments. The Company is currently reviewing strategies relative to this business.



                          PART II - OTHER INFORMATION


Item 1    Legal Proceedings

          Note 2 in Part I is incorporated by reference herein.

Item 6    Exhibits and Reports on Form 8-K

Item 6(a) See Exhibit Index.

Item 6(b) Reports on Form 8-K

          Form 8-K was filed on April 2, 1997, to announce that the Company had reached a definitive agreement to sell 100 percent of its shares of its wholly-owned subsidiary, Snapple Beverage Corp., to Triarc Companies, Inc. for $300 million.


          All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 1997, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.


                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             The Quaker Oats Company
                                                   (Registrant)




Date  April 24, 1997                          /s/Robert S. Thomason
                                                 Robert S. Thomason
                                        Senior Vice President - Finance and
                                              Chief Financial Officer




Date  April 24, 1997                          /s/Thomas L. Gettings
                                                 Thomas L. Gettings
                                                 Vice President and
                                                Corporate Controller


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



