Form 10-Q
period 1997-06-30
QUAKER OATS CO
filed 1997-08-04
CIK 81371

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


    X  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934


                 For the quarterly period ended June 30, 1997


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


                       YES   XX         NO


      The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on June 30, 1997 was 137,370,179.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                              INDEX TO FORM 10-Q


                                                                 Page
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

      Condensed Consolidated Statements of Income
      and Reinvested Earnings for the Six and Three Months
      Ended June 30, 1997 and 1996                                3-4

      Condensed Consolidated Balance Sheets as of
      June 30, 1997 and December 31, 1996                         5

      Condensed Consolidated Statements of Cash
      Flows for the Six Months Ended
      June 30, 1997 and 1996                                      6

      Net Sales and Operating Income by Segment for the Six and
      Three Months Ended June 30, 1997 and 1996                   7-8

      Notes to Condensed Consolidated Financial Statements        9-12

    Item 2 - Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                        13-20

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                    21

    Item 4 - Submission of Matters to a Vote of Security Holders  21-22

    Item 6 - Exhibits and Reports on Form 8-K                     22

SIGNATURES                                                        23

EXHIBIT INDEX                                                     24

EXHIBIT 11                                                        25


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND REINVESTED EARNINGS (UNAUDITED)


                                                       Six Months Ended
Dollars in Millions (Except Per Share Data)                June 30,
                                                      1997           1996

Net sales                                          $ 2,597.2      $ 2,704.6
Cost of goods sold                                   1,331.8        1,454.6
Gross profit                                         1,265.4        1,250.0

Selling, general and administrative expenses         1,012.0        1,030.6
Loss (gain) on divestitures                          1,414.6           (2.8)
Restructuring charges                                   11.8             --
Interest expense                                        49.5           57.7
Interest income                                         (3.3)          (3.0)
Foreign exchange loss - net                              5.0            3.6

(Loss) income before income taxes                   (1,224.2)         163.9
(Benefit) provision for income taxes                  (190.2)          67.1

Net (Loss) Income                                   (1,034.0)          96.8

Preferred dividends - net of tax                         1.7            2.0
Net (Loss) Income Available for Common             $(1,035.7)     $    94.8

Per Common Share:
  Net (loss) income                                $   (7.58)     $    0.70
  Dividends declared                               $    0.57      $    0.57

Average Number of Common Shares
  Outstanding (in thousands)                         136,572        135,213

Reinvested Earnings:
  Balance beginning of period                      $ 1,521.3      $ 1,433.6
  Net (loss) income                                 (1,034.0)          96.8
  Dividends                                            (79.0)         (78.4)
  Common stock issued for stock purchase
    and incentive plans                                   --           (3.0)
  Balance end of period                            $   408.3      $ 1,449.0


  See accompanying notes to the condensed consolidated financial statements.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND REINVESTED EARNINGS (UNAUDITED)


                                                      Three Months Ended
Dollars in Millions (Except Per Share Data)                June 30,
                                                      1997           1996

Net sales                                          $ 1,395.5      $ 1,481.8
Cost of goods sold                                     704.1          790.1
Gross profit                                           691.4          691.7

Selling, general and administrative expenses           520.5          555.2
Loss on divestiture                                     10.6             --
Restructuring charges                                   11.8             --
Interest expense                                        24.0           28.2
Interest income                                         (1.8)          (1.6)
Foreign exchange loss - net                              2.5            1.8

Income before income taxes                             123.8          108.1
Provision for income taxes                              48.0           43.5

Net Income                                              75.8           64.6

Preferred dividends - net of tax                         0.8            1.0
Net Income Available for Common                    $    75.0      $    63.6

Per Common Share:
  Net income                                       $    0.57      $    0.47
  Dividends declared                               $   0.285      $   0.285

Average Number of Common Shares
  Outstanding (in thousands)                         136,795        135,329

Reinvested Earnings:
  Balance beginning of period                      $   372.0      $ 1,423.4
  Net income                                            75.8           64.6
  Dividends                                            (39.5)         (39.3)
  Common stock issued for stock purchase
    and incentive plans                                   --            0.3
  Balance end of period                            $   408.3      $ 1,449.0


  See accompanying notes to the condensed consolidated financial statements.



                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                     June 30,     December 31,
Dollars in Millions                                    1997           1996
Assets
Current Assets:
  Cash and cash equivalents                          $  100.6      $  110.5
  Trade accounts receivable - net of allowances         383.3         294.9
  Inventories:
    Finished goods                                      197.8         181.8
    Grains and raw materials                             67.5          62.1
    Packaging materials and supplies                     26.4          31.0
      Total inventories                                 291.7         274.9
  Other current assets                                  415.4         209.4
      Total Current Assets                            1,191.0         889.7
Property, plant and equipment                         1,939.9       1,943.3
Less accumulated depreciation                           771.4         742.6
    Property - net                                    1,168.5       1,200.7
Intangible assets - net of amortization                 415.7       2,237.2
Other assets                                             53.9          66.8
       Total Assets                                  $2,829.1      $4,394.4
Liabilities and Shareholders' Equity
Current Liabilities:
  Short-term debt                                    $   90.4      $  517.0
  Current portion of long-term debt                     118.0          51.1
  Trade accounts payable                                261.0         210.2
  Income taxes payable                                  121.7          42.4
  Other current liabilities                             538.7         534.0
      Total Current Liabilities                       1,129.8       1,354.7
Long-term debt                                          919.9         993.5
Other liabilities                                       536.8         558.9
Deferred income taxes                                    65.5         238.4
Preferred Stock, Series B, no par value, authorized
  1,750,000 shares; issued 1,282,051 of
  $5.46 cumulative convertible shares
  (liquidating preference of $78 per share)             100.0         100.0
Deferred compensation                                   (61.1)        (64.9)
Treasury Preferred Stock, at cost, 211,528 shares
  and 187,810 shares, respectively                      (18.4)        (16.1)
Common Shareholders' Equity:
  Common stock, $5 par value, authorized 400
    million shares; issued 167,978,792 shares           840.0         840.0
  Additional paid-in capital                              5.7            --
  Reinvested earnings                                   408.3       1,521.3
  Cumulative translation adjustment                     (71.6)        (68.2)
  Deferred compensation                                (104.0)       (103.4)
  Treasury common stock, at cost, 30,608,613
    shares and 31,885,727 shares, respectively         (921.8)       (959.8)
     Total Common Shareholders' Equity                  156.6       1,229.9
       Total Liabilities and Shareholders' Equity    $2,829.1      $4,394.4


  See accompanying notes to the condensed consolidated financial statements.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                             Six Months Ended
Dollars in Millions                                               June 30,
                                                             1997         1996

Cash Flows from Operating Activities:
  Net (loss) income                                       $(1,034.0)     $ 96.8
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
    Depreciation and amortization                              89.4       100.4
    Deferred income taxes                                       1.9         7.1
    Loss (gain) on divestitures - net of tax of $(265.1)
      and $1.1 in 1997 and 1996, respectively               1,149.5        (1.7)
    Restructuring charges                                      11.8          --
    Loss on disposition of property and equipment              22.0        10.0
    Increase in trade accounts receivable                    (133.1)     (119.1)
    Increase in inventories                                   (52.4)      (69.3)
    Decrease in other current assets                            7.9         8.4
    Increase in trade accounts payable                         63.8        80.8
    Increase in other current liabilities                     110.7        96.7
    Change in deferred compensation                             3.2         3.7
    Other items                                                18.2        27.4
    Net Cash Provided by Operating Activities                 258.9       241.2

Cash Flows from Investing Activities:
  Additions to property, plant and equipment                  (93.5)     (102.4)
  Business divestitures - net of tax of $1.1 in 1996          300.0        42.1
  Change in other assets                                         --         0.6
   Net Cash Provided by (Used in) Investing Activities        206.5       (59.7)


Cash Flows from Financing Activities:
  Cash dividends                                              (79.0)      (78.4)
  Change in short-term debt                                  (425.6)      (85.2)
  Proceeds from long-term debt                                  4.3         3.2
  Reduction of long-term debt                                  (9.1)      (27.9)
  Issuance of common treasury stock                            39.1        13.3
  Repurchases of preferred stock                               (2.3)       (2.3)
   Net Cash Used in Financing Activities                     (472.6)     (177.3)

Effect of Exchange Rate Changes on Cash and Cash Equivalents   (2.7)        6.1

Net (Decrease) Increase in Cash and Cash Equivalents           (9.9)       10.3

Cash and Cash Equivalents - Beginning of Period               110.5        93.2
Cash and Cash Equivalents - End of Period                 $   100.6      $103.5

  See accompanying notes to the condensed consolidated financial statements.



                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                   NET SALES AND OPERATING INCOME BY SEGMENT
                                  (UNAUDITED)

                                                Net Sales        Operating Income (Loss) (a)

                                               Six Months                Six Months
                                                  Ended                     Ended
Dollars in Millions                              June 30,                  June 30,

                                            1997        1996           1997        1996
Foods
   U.S. and Canadian                    $1,286.8    $1,235.0      $   154.0      $165.6
   International (b)                       314.4       303.7           (7.2)        5.1
Total Foods                             $1,601.2    $1,538.7      $   146.8      $170.7

Beverages
   U.S. and Canadian                    $  649.2    $  623.8      $   125.3      $111.7
   International (c)                       174.3       153.1            2.8       (10.0)
Total Beverages                         $  823.5    $  776.9      $   128.1      $101.7


Divested Businesses (d)                 $  172.5    $  389.0      $(1,429.7)     $(28.2)

  Total Sales/Operating (Loss) Income   $2,597.2    $2,704.6      $(1,154.8)     $244.2


Less: General corporate expenses                                       18.2        22.0
      Interest expense - net                                           46.2        54.7
      Foreign exchange loss - net                                       5.0         3.6
(Loss) income before income taxes                                 $(1,224.2)     $163.9


(a) Operating income (loss) includes certain allocations of overhead expenses.

(b) 1997 operating loss for the International Foods business includes a pretax restructuring charge of $10.7 million for plant consolidations in the Brazilian pasta business.

(c) 1997 operating income for the International Beverages business includes a pretax restructuring charge of $1.1 million for the closing of an office in Singapore.

(d) Total sales and operating income for the Italian products business (divested January 1996) for the six months ended June 30, 1996, were $4.0 million and $3.3 million, respectively. Operating income includes a pretax gain of $2.8 million on the sale of the Italian products business. Total sales and operating income for the U.S. and Canadian frozen foods business (divested July 1996) for the six months ended June 30, 1996, were $79.0 million and $8.3 million, respectively. Total sales for the Snapple beverages business (divested May, 1997) for the six months ended June 30, 1997 and 1996, were $172.5 million and $306.0 million, respectively. Operating losses of the Snapple beverages business for the six months ended June 30, 1997 and 1996, were $1.43 billion and $39.8 million, respectively. The 1997 operating loss includes a pretax loss of $1.41 billion on the sale of the Snapple beverages business.



                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                   NET SALES AND OPERATING INCOME BY SEGMENT
                                  (UNAUDITED)

                                           Net Sales        Operating Income (Loss) (a)

                                         Three Months              Three Months
                                             Ended                    Ended
Dollars in Millions                         June 30,                 June 30,

                                        1997        1996         1997       1996
Foods
   U.S. and Canadian                $  621.5     $  583.4     $  76.8     $ 66.6
   International (b)                   159.2        153.4        (8.0)       4.2
Total Foods                         $  780.7     $  736.8     $  68.8     $ 70.8

Beverages
   U.S. and Canadian                $  435.6     $  438.1     $  90.6     $ 95.6
   International (c)                   103.3         87.0         3.1       (4.3)
Total Beverages                     $  538.9     $  525.1     $  93.7     $ 91.3


Divested Businesses (d)             $   75.9     $  219.9     $  (5.6)    $(18.9)

  Total Sales/Operating Income      $1,395.5     $1,481.8     $ 156.9     $143.2


Less: General corporate expenses                                  8.4        6.7
      Interest expense - net                                     22.2       26.6
      Foreign exchange loss - net                                 2.5        1.8
Income before income taxes                                    $ 123.8     $108.1


(a) Operating income (loss) includes certain allocations of overhead expenses.

(b) 1997 operating loss for the International Foods business includes a pretax restructuring charge of $10.7 million for plant consolidations in the Brazilian pasta business.

(c) 1997 operating income for the International Beverages business includes a pretax restructuring charge of $1.1 million for the closing of an office in Singapore.

(d) Total sales and operating income for the U.S. and Canadian frozen foods business (divested July 1996) for the three months ended June 30, 1996, were $36.6 million and $3.4 million, respectively. Total sales for the Snapple beverages business (divested May 1997) for the three months ended June 30, 1997 and 1996, were $75.9 million and $183.3 million, respectively. Total operating losses for the Snapple beverages business for the three months ended June 30, 1997 and 1996, were $5.6 million and $22.3 million, respectively. The 1997 operating loss includes a pretax loss of $10.6 million on the sale of the Snapple beverages business.


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997


Note 1 - Basis of Presentation

The condensed consolidated financial statements include The Quaker Oats Company and its subsidiaries (the Company). The condensed consolidated statements of income and reinvested earnings for the six and three months ended June 30, 1997 and 1996, the condensed consolidated balance sheet as of June 30, 1997, and the condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1997, and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's report to shareholders for the year ended December 31, 1996.

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


Note 3 - Sale of Snapple Beverage Corp.

On May 22, 1997, the Company completed the sale of 100 percent of its shares of its wholly-owned subsidiary, Snapple Beverage Corp. (Snapple), to Triarc Companies, Inc. (Triarc) for $300 million in cash. The disposition was made pursuant to the Stock Purchase Agreement dated March 27, 1997, between the Company and Triarc. The Company realized a pretax loss on the sale of $10.6 million ($.02 per share) in the second quarter of 1997, which, combined with the previously recorded impairment loss in the first quarter of 1997, resulted in a total pretax loss on the sale of $1.41 billion ($8.41 per share). As a result of this transaction the Company expects to recapture approximately $250 million in taxes paid on previous capital gains arising from business divestitures. The Company has

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997


recognized a tax benefit and recorded an income tax receivable for this amount. Of this amount, approximately $240 million is included in other current assets and approximately $10 million is included in other assets in the condensed consolidated balance sheet as of June 30, 1997.


Note 4 - Restructuring Charges

During the quarter ended June 30, 1997, the Company recorded pretax restructuring charges of $11.8 million ($.06 per share). These charges included $10.7 million for plant consolidations in the Brazilian pasta business and $1.1 million for the closing of a beverages office in Singapore. Savings from the restructuring actions are estimated to be about $5 million annually, beginning in 1998, of which approximately 80 percent will be in cash.


Note 5 - Estimates and Assumptions

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


Note 6 - Pending Accounting Changes

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement #128, "Earnings Per Share." This Statement simplifies the computation of earnings per share and makes the computation more consistent with those of International Accounting Standards. The Company will adopt this Statement during the fourth quarter. The Company does not expect the adoption of this new standard to significantly impact previously reported earnings per share or earnings per share trends.

In July 1997, the FASB issued Statement #130, "Reporting Comprehensive Income," and Statement #131, "Disclosures About Segments of an Enterprise and Related Information." Statement #130 establishes standards for reporting comprehensive income in financial statements. Statement #131 expands certain reporting and disclosure requirements for segments from current standards. The Company is not required to adopt these Statements until 1998 and does not expect the adoption of these new standards to result in material changes to previously reported amounts or disclosures.


Note 7 - Derivative Financial and Commodity Instruments

The Company actively monitors its exposure to foreign currency exchange rate, commodity price and interest rate risks. Derivative financial and commodity instruments are used to reduce the impact of these risks. The Company uses derivatives only for purposes of reducing risk associated with underlying exposures. The Company does not trade or use these instruments with the objective of earning financial gains on the exchange rate, commodity price or interest rate fluctuations alone, nor

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997


does   it  utilize  instruments  where  there  are  not  underlying  exposures.
Management believes that its use of derivative financial and commodity instruments to reduce risk is in the Company's best interest.

Instruments used as hedges must be effective at reducing the risks associated with the underlying exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in the market value of hedge instruments must have a high degree of inverse correlation with changes in market values or cash flows of the underlying hedged item. Foreign currency derivatives that meet these hedge criteria are accounted for under the fair value method (as discussed below in Foreign Currency Exchange Rate Risk). Commodity derivatives that meet these hedge criteria are accounted for under the deferral method (as discussed below in Commodity Price Risk). Derivatives that do not meet these hedge criteria are accounted for under the fair value method with gains or losses recognized currently in the condensed consolidated income statement.

Summarized below are the specified accounting policies by market risk category.

Foreign Currency Exchange Rate Risk
The Company uses forwards, purchased options, and currency swap agreements to reduce foreign currency exchange rate risk related to projected cash flows from foreign operations and net investments in foreign subsidiaries. Complex instruments involving leverage or multipliers are not used. The fair value method is used to account for these instruments. Under the fair value method, the instruments are carried at fair value on the condensed consolidated balance sheet as a component of other current assets (if a loss) or other accrued liabilities (if a gain). Changes in the fair value of derivative instruments which are used to reduce exchange rate risk in foreign currency denominated operating income and net investments in highly inflationary economies are recognized in the condensed consolidated income statement as foreign exchange loss - net. Changes in the fair value of derivative instruments which are used to reduce exchange rate risk in net investments in economies that are not highly inflationary are recognized in the condensed consolidated balance sheet as part of the cumulative translation adjustment in common shareholders'
equity. To the extent a hedge is no longer effective as a hedge of a net investment due to a change in the underlying exposure, gains and losses are recognized currently in the condensed consolidated income statement as foreign exchange loss - net.


Commodity Price Risk
The Company uses commodity futures and options to reduce price exposures on purchased or anticipated purchases of commodities. Complex instruments involving leverage or multipliers are not used. The deferral method is used to account for those instruments which effectively hedge the Company's price exposures. For hedges of anticipated transactions, the Company has a policy that the significant characteristics and terms of the anticipated transaction must be identified and the transaction must be probable of occurring to qualify for deferral method accounting.




                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997


Under the deferral method, gains and losses on derivative instruments are deferred in the condensed consolidated balance sheet as a component of other current assets (if a loss) or other accrued liabilities (if a gain) until the underlying inventory being hedged is sold. As the hedged inventory is sold, the deferred gains and losses are recognized in the condensed consolidated income statement as a component of cost of goods sold. Derivative instruments that do not meet the above criteria required for deferral treatment, are accounted for under the fair value method with gains and losses recognized currently in the condensed consolidated income statement as a component of cost of goods sold.


Interest Rate Risk
The Company has used interest rate swap agreements to reduce its exposure to changes in interest rates and to balance its fixed and floating rate debt. Currently there are no interest rate swap agreements outstanding. The settlement costs of terminated swap agreements are reported in the condensed consolidated balance sheet as a component of other assets and are being amortized over the life of the original swap agreements. The amortization of the settlement amounts is reported in the condensed consolidated income statement as a component of interest expense.


Note 8 - Subsequent Event

In July 1997, the Company's Board of Directors approved restructuring actions related to plant consolidations in the U.S. Foods business including closing a rice cakes plant in Gridley, California and a Golden Grain/Near East plant in Leominster, Massachusetts. These actions are expected to result in approximately $37 million of restructuring charges in the third quarter of 1997. The anticipated charges are comprised of asset write-offs, severance and termination benefits and other shut-down costs. Savings from the restructuring actions are estimated to be about $8 million annually, beginning in 1998, of which approximately 65 percent will be in cash.


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated Operating Results

The following discussion addresses the operating results and financial condition of the Company for the six and three months ended June 30, 1997. The comparison of 1997 operations to those of 1996 are affected by the changes the Company has made in its portfolio of businesses during these years, specifically the divestiture of the Snapple beverages, U.S. and Canadian frozen foods and Italian products businesses. As a result of these changes, comparative results are more difficult to analyze. To assist in the analysis of operating results, this discussion will address the financial results as reported, describe the impact of divested businesses where applicable and review the results of the ongoing businesses by industry segment.

Six Months Ended June 30, 1997 Compared with
Six Months Ended June 30, 1996

The following tables summarize the net sales and operating results of the Company for the six months ended June 30, 1997 (current year) and June 30, 1996 (prior year):

                                                          NET SALES
                                                           for the
                                                  Six Months Ended June 30,
Dollars in Millions                     1997                                 1996

                      U.S. and                               U.S. and
                      Canadian  International       Total    Canadian  International       Total
Foods                 $1,286.8         $314.4    $1,601.2    $1,235.0         $303.7    $1,538.7
Beverages                649.2          174.3       823.5       623.8          153.1       776.9
Ongoing Businesses     1,936.0          488.7     2,424.7     1,858.8          456.8     2,315.6

Divested Businesses      165.7            6.8       172.5       365.4           23.6       389.0

Total Company         $2,101.7         $495.5    $2,597.2    $2,224.2         $480.4    $2,704.6


                                                    OPERATING INCOME (LOSS)
                                                           for the
                                                   Six Months Ended June 30,
Dollars in Millions                        1997                               1996

                           U.S. and                              U.S. and
                           Canadian  International      Total    Canadian  International     Total
Foods                     $   154.0         $(7.2)  $   146.8     $ 165.6         $  5.1    $170.7
Beverages                     125.3           2.8       128.1       111.7          (10.0)    101.7
Ongoing Businesses            279.3          (4.4)      274.9       277.3           (4.9)    272.4

(Loss)Gain
 on divestitures           (1,414.6)           --    (1,414.6)         --            2.8       2.8
Divested Businesses           (13.4)         (1.7)      (15.1)      (24.5)          (6.5)    (31.0)
                           (1,428.0)         (1.7)   (1,429.7)      (24.5)          (3.7)    (28.2)

Total Company             $(1,148.7)        $(6.1)  $(1,154.8)    $ 252.8         $ (8.6)   $244.2


Note: Operating results include certain allocations of overhead expenses.

"Foods": includes all food lines as well as the food service business. "Beverages": includes Gatorade thirst quencher sports beverages. "(Loss)Gain on divestitures": 1997 includes a pretax loss of $1.41
billion  on  the  sale  of  the Snapple  beverages  business.   1996
includes a pretax gain of $2.8 million on the sale of the Italian products business.

              THE QUAKER OATS COMPANY AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"Divested Businesses": 1997 includes current year net sales and operating income (through the divestiture date) for the Snapple beverages business (May 1997). 1996 includes prior year net sales and operating income (through the divestiture date) for the Italian products (January 1996), U.S. and Canadian frozen foods (July 1996) and Snapple beverages businesses.

Consolidated net sales decreased 4 percent primarily due to the absence of divested businesses in the current year. Excluding divested businesses, sales and volume were 5 percent and 4 percent above the prior year, respectively. While the June 1996 ready-to-eat cereals price reduction had an adverse impact on Foods sales, an increase in U.S. ready-to-eat cereals volume of over 30 percent mitigated the impact of the price change. The Company does not expect its above-industry growth rate in ready-to-eat cereals volume during the first half of 1997 to be sustained at the current level during the second half of the year. There were no other significant price changes that affected the comparison of current and prior year net sales.

Consolidated gross profit margin was 48.7 percent in the current year compared to 46.2 percent in the prior year. Excluding divested businesses, gross profit margin increased from 47.5 percent in the prior year to 49.2 percent in the current year reflecting improvement across all businesses mainly due to lower costs.

Selling, general and administrative (SG&A) expenses decreased $18.6 million, or 2 percent, primarily due to the absence of general and administrative expenses of the divested businesses. Excluding divested businesses, SG&A expenses increased 9 percent driven by an increase in advertising and merchandising (A&M) expenses of 16 percent. A&M expenses excluding divested businesses were
25.1 percent of sales during the current year, up from 22.6 percent in the prior year.

Consolidated operating loss of $1.15 billion for the current year included a $1.41 billion pretax loss on the sale of the Snapple beverages business and pretax restructuring charges of $11.8 million related to plant consolidations in the Brazilian pasta business and the closing of a beverages office in Singapore. Prior year operating income included a $2.8 million pretax gain on the sale of the Italian products business. Excluding the loss/gain on divestitures, operating results from divested businesses and restructuring charges, operating income of $286.7 million increased 5 percent from the prior year, reflecting improvement in the Beverages segment that more than offset a decline in the Foods segment.

Net financing costs (net interest expense and foreign exchange losses) decreased $7.1 million in the current year. Debt levels declined by over $430 million in the first half of 1997 due to proceeds from divestitures and cash from operations, resulting in lower interest expense.

Excluding the impact of the loss/gain on divestitures and restructuring charges, the current year effective tax rate was 39.0 percent compared to 41.0 percent in the prior year. The decrease was primarily due to the Snapple divestiture.





                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Industry Segment Operating Results

Foods - Net sales were 4 percent above the prior year with higher sales in both the U.S. and Canadian and International businesses. U.S. and Canadian sales and volume rose 4 percent. Sales increased in ready-to-eat and hot cereals, Golden Grain, mixes and syrup. These gains more than offset lower sales in rice cakes and food service as well as the adverse impact of the June 1996 ready-to-eat cereals price reduction. International sales increased 4 percent, mainly due to higher sales in Latin America.

U.S. and Canadian operating income declined 7 percent from the prior year as the favorable impact of the volume increase was more than offset by the ready-to-eat cereals price reduction, increases in A&M expenses and operating income declines in the increasingly competitive grain-based snacks business. Higher A&M expenses in U.S. and Canadian Foods were primarily due to increased trade and media spending across the businesses including increased support of hot and ready-to-eat cereals and Golden Grain compared to the prior year.
International Foods operating income included a $10.7 million restructuring charge related to plant consolidations in the Brazilian pasta business. Excluding the restructuring charge, operating income was $1.6 million below the prior year.

Beverages - Worldwide sales and volume of Gatorade thirst quencher increased 6 percent. U.S. and Canadian sales and volume rose 4 percent and 5 percent, respectively, reflecting incremental sales from a new product, Gatorade Frost, and core business growth. An initial strong season sell-in, resulting in a 15 percent sales increase in the first quarter, was partly offset in the second quarter as cool and wet spring weather in North America depressed seasonal demand. International sales increased 14 percent on a 9 percent volume increase primarily due to double-digit sales growth of Gatorade thirst quencher in Latin America and the Asia/Pacific region.

Operating income increased $26.4 million from the prior year due to sales growth and lower packaging costs in the U.S. and Canadian business, partly offset by higher A&M expenses. The increase in A&M expenses was driven by media spending for the Gatorade Frost launch and support of other growth initiatives. In the International Beverages business, the Company reduced its underwriting in Asia/Pacific markets for Gatorade thirst quencher and improved the profitability of the Latin American and European businesses. 1997 operating income of International Beverages included a $1.1 million restructuring charge related to the closing of an office in Singapore.



                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended June 30, 1997 Compared with
Three Months Ended June 30, 1996

The following tables summarize the net sales and operating results of the Company for the three months ended June 30, 1997 (current year) and June 30, 1996 (prior year):



                                                    NET SALES
                                                      for the
                                              Three Months Ended June 30,
Dollars in Millions              1997                                          1996

                       U.S. and                                   U.S. and
                       Canadian   International       Total       Canadian    International       Total
Foods                 $   621.5         $ 159.2   $   780.7      $   583.4          $ 153.4   $   736.8
Beverages                 435.6           103.3       538.9          438.1             87.0       525.1
Ongoing Businesses      1,057.1           262.5     1,319.6        1,021.5            240.4     1,261.9

Divested Businesses        73.4             2.5        75.9          208.0             11.9       219.9

Total Company         $ 1,130.5         $ 265.0   $ 1,395.5      $ 1,229.5          $ 252.3   $ 1,481.8



                                              OPERATING INCOME (LOSS)
                                                      for the
                                              Three Months Ended June 30,
Dollars in Millions              1997                                          1996

                       U.S. and                                   U.S. and
                       Canadian   International       Total       Canadian    International       Total
Foods                  $   76.8        $  (8.0)     $  68.8      $    66.6          $   4.2     $  70.8
Beverages                  90.6            3.1         93.7           95.6             (4.3)       91.3
Ongoing Businesses        167.4           (4.9)       162.5          162.2             (0.1)      162.1

Loss on divestiture       (10.6)              -       (10.6)             -                -           -
Divested Businesses         4.7             0.3         5.0          (14.5)            (4.4)      (18.9)
                           (5.9)            0.3        (5.6)         (14.5)            (4.4)      (18.9)

Total Company          $  161.5         $ (4.6)     $ 156.9      $   147.7          $  (4.5)    $ 143.2

Note:   Operating results include certain allocations of overhead expenses.

"Foods":   includes all food lines as well as the food service business.
"Beverages":  includes Gatorade thirst quencher sports beverages.
"Loss on divestiture": includes a pretax loss of $10.6 million on the sale of the Snapple beverages business.
"Divested Businesses": 1997 includes current year net sales and operating income (through the divestiture date) for the Snapple beverages business (May
1997). 1996 includes prior year net sales and operating income (through the divestiture date) for the Italian products (January 1996), U.S. and Canadian frozen foods (July 1996) and Snapple beverages businesses.

Consolidated net sales decreased 6 percent primarily due to the absence of divested businesses in the current year. Excluding divested businesses, sales were 5 percent above the prior year on a 3 percent volume gain. While the June 1996 ready-to-eat cereals price reduction had an adverse impact on Foods sales, an increase in U.S. ready-to-eat cereals volume of over 30 percent mitigated
the impact of the price change.   The Company does not expect its above-
industry growth rate in ready-to-eat cereals volume during the second quarter of 1997 to be sustained at the current level during the second half of the year. There were no other significant price changes that affected the comparison of current and prior year net sales.



                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated gross profit margin was 49.5 percent in the current year compared to 46.7 percent in the prior year. For ongoing businesses, gross profit margin increased to 49.8 percent from 48.1 percent in the prior year, primarily due to lower packaging and ingredient costs in the U.S. and Canadian Foods and Beverages businesses.

SG&A expenses decreased $34.7 million, or 6 percent, versus the prior year,
primarily due to the absence of divested businesses.   Excluding divested
businesses, SG&A increased 9 percent driven by a 14 percent increase in A&M
expenses.   A&M expenses for ongoing businesses were  24.9  percent of sales during the current year, up from 22.7 percent in the prior year.

Consolidated operating income was $156.9 million for the current year, up 10 percent from the prior year. Excluding operating results from divested businesses, loss on divestiture and restructuring charges, operating results of $174.3 million was $12.2 million above the prior year reflecting improvement in Foods and International Beverages.

Net financing costs (net interest expense and foreign exchange losses) decreased $3.7 million in the current year. Debt levels declined over $470 million in the second quarter of 1997 due to proceeds from divestitures and cash from operations, resulting in lower interest expense.

The effective tax rate in the current year was 39.0 percent versus 40.2 percent
in the prior year.   The decrease was primarily due to the divestiture of
Snapple.


Industry Segment Operating Results

Foods - Net sales were 6 percent above the prior year with higher sales in both the U.S. and Canadian and International businesses. U.S. and Canadian sales and volume rose 7 percent and 6 percent, respectively. Sales increased in ready-to-eat and hot cereals, Golden Grain, mixes and syrup. These gains more than offset lower sales in rice cakes and food service as well as the adverse impact of the June 1996 ready-to-eat cereals price reduction. International sales increased 4 percent, mainly due to higher sales in Latin America.

U.S. and Canadian operating income increased 15 percent from the prior year as the favorable impact of the volume increase more than offset the ready-to-eat cereals price reduction, operating income declines in the increasingly competitive snacks business and increases in A&M expenses. Higher A&M expenses in U.S. and Canadian Foods were due to increased trade and media spending across the businesses including increased support of hot cereals and grain-
based snacks compared to  the  prior  year.   1997 operating income  of
International Foods included a $10.7 million restructuring charge for plant consolidations in the Brazilian pasta business. Operating income excluding the restructuring charge was $1.5 million below the prior year.





                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Beverages - Worldwide sales and volume of Gatorade thirst quencher increased 3 percent. U.S. and Canadian sales declined 1 percent on flat volume; however, exceptionally strong sales growth of 16 percent in the prior year affected the comparison. The current quarter sales were also adversely impacted by cool and wet spring weather in North America which depressed seasonal demand. International sales increased 19 percent primarily due to double-digit sales growth of Gatorade thirst quencher in Latin America and the Asia/Pacific region.

Operating income increased 3 percent from the prior year due to international sales growth and lower packaging costs in the U.S. and Canadian business, partly offset by higher A&M expenses. Media spending to support the Gatorade Frost launch began in the current quarter. In the International Beverages business, the Company continued to improve results in the Latin American and European businesses and reduced the operating losses in the Asia/Pacific business. 1997 operating income of International Beverages included a $1.1 million restructuring charge related to the closing of an office in Singapore.


Liquidity and Capital Resources

Net cash provided by operating activities was $258.9 million, an increase of $17.7 million from the prior year, primarily reflecting improvements in profitability. Capital expenditures for the current and prior year were $93.5 million and $102.4 million, respectively. Capital expenditures are expected to increase during the remainder of the current year as the Company continues its expansion of production capacity for foods and beverages in the United States and China. The Company expects that capital expenditures and cash dividends for the remainder of the year will be financed through cash flow from operating activities and short-term debt.

Short-term and long-term debt (total debt) as of June 30, 1997, was $1.13 billion, a decrease of $433.3 million from December 31, 1996, reflecting the use of the $300 million of Snapple divestiture proceeds and cash from operating activities. Anticipated cash proceeds from the recapture of income taxes paid on previous capital gains of approximately $240 million are expected to be received by the end of the first half of 1998, and an additional $10 million by the end of 1998.


Sale of Snapple Beverage Corp.

On May 22, 1997, the Company completed the sale of 100 percent of its shares of its wholly-owned subsidiary, Snapple Beverage Corp. (Snapple), to Triarc Companies, Inc. (Triarc) for $300 million in cash. The disposition was made pursuant to the Stock Purchase Agreement dated March 27, 1997, between the Company and Triarc. The Company realized a pretax loss on the sale of $10.6 million ($.02 per share) in the second quarter of 1997, which, combined with the previously recorded impairment loss in the first quarter of 1997, resulted in a total pretax loss on the sale of $1.41 billion ($8.41 per share).



                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Restructuring Charges

During the quarter ended June 30, 1997, the Company recorded pretax restructuring charges of $11.8 million ($.06 per share). These charges included $10.7 million for plant consolidations in the Brazilian pasta business and $1.1 million for the closing of a beverages office in Singapore. Savings from the restructuring actions are estimated to be about $5 million annually, beginning in 1998, of which approximately 80 percent will be in cash.


Subsequent Event

In July 1997, the Company's Board of Directors approved restructuring actions related to plant consolidations in the U.S. Foods business including closing a rice cakes plant in Gridley, California and a Golden Grain/Near East plant in
Leominster,   Massachusetts.   These  actions  are  expected   to   result  in
approximately $37 million of restructuring charges in the third quarter of 1997. The anticipated charges are comprised of asset write-offs, severance and termination benefits and other shut-down costs. Savings from the restructuring actions are estimated to be about $8 million annually, beginning in 1998, of which approximately 65 percent will be in cash.


Pending Accounting Changes

In March 1997, the FASB issued Statement #128, "Earnings Per Share." This Statement simplifies the computation of earnings per share and makes the computation more consistent with those of International Accounting Standards. The Company will adopt this Statement during the fourth quarter. The Company does not expect the adoption of this new standard to significantly impact previously reported earnings per share or earnings per share trends.

In July 1997, the FASB issued Statement #130, "Reporting Comprehensive Income," and Statement #131, "Disclosures About Segments of an Enterprise and Related Information." Statement #130 establishes standards for reporting comprehensive income in financial statements. Statement #131 expands certain reporting and disclosure requirements for segments from current standards. The Company is not required to adopt these Statements until 1998 and does not expect the adoption of these new standards to result in material changes to previously reported amounts or disclosures.


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

The Company anticipates future restructuring actions as it continues to address ways of improving profitability, including the reduction of shared services and related overheads previously allocated to Snapple that remain with the Company. These actions, in addition to the specific restructuring actions previously announced and currently underway, could result in total 1997 pretax restructuring charges between $70 million and $100 million. Reducing future operating losses of the Brazilian pasta business will depend on the competitive and commodity environments. The Company is currently reviewing strategies relative to this and other non-core businesses which may result in future charges.

                          PART II - OTHER INFORMATION


Item 1    Legal Proceedings

          Note 2 in Part I is incorporated by reference herein.

Item 4    Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of Shareholders was held on May 14, 1997. Represented at the Meeting, either in person or by proxy, were 123,520,644 voting shares, of a total below.

(c)       (i)   To elect two directors in Class II to serve for three-year terms expiring in the year 2000 or until their successors are elected and qualified. All nominees are named below.

           -    John H. Costello
                Votes For Election - 116,848,812
                Votes Withheld - 6,671,832

           -    Judy C. Lewent
                Votes For Election - 117,025,647
                Votes Withheld - 6,494,997

                There were no votes against, abstentions or broker non-votes with respect to the election of any nominee named above.

          (ii) To ratify the Board of Directors' appointment of Arthur Andersen LLP as independent public accountants for the Company for 1997.

                Votes For Proposal - 121,217,694
                Votes Against Proposal - 1,712,102
                Votes Abstaining - 590,848
                Broker Non-Votes - 0
                Votes Withheld - 0

         (iii) To consider a shareholder proposal regarding compensation disclosure.

                Votes For Proposal - 11,169,598
                Votes Against Proposal - 96,500,117
                Votes Abstaining - 1,498,123
                Broker Non-Votes - 14,352,806
                Votes Withheld - 0

          (iv) To consider a shareholder proposal regarding the separation of the Foods and Beverages business.

                Votes For Proposal - 13,683,896
                Votes Against Proposal - 93,533,707
                Votes Abstaining - 1,950,258
                Broker Non-Votes - 14,352,783
                Votes Withheld - 0

          (v) To consider a shareholder proposal regarding reconsideration of the Shareholder Rights Plan.

                Votes For Proposal - 48,357,554
                Votes Against Proposal - 58,674,259
                Votes Abstaining - 2,133,747
                Broker Non-Votes - 14,355,084
                Votes Withheld - 0

Item 6          Exhibits and Reports on Form 8-K

Item 6(a)       See Exhibit Index

Item 6(b)       Reports on Form 8-K

                Form 8-K was filed on June 2, 1997, to announce that the Company had completed the sale of 100 percent of its shares of its wholly-owned subsidiary, Snapple Beverage Corp., to Triarc Companies, Inc. for $300 million.


                All other items in Part II are either inapplicable to the Company during the quarter ended June 30, 1997, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.



                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           The Quaker Oats Company
                                 (Registrant)



Date August 4, 1997           Robert S. Thomason
                              Robert S. Thomason
                        Senior Vice President - Finance and
                              Chief Financial Officer



Date  August 4, 1997          Thomas L. Gettings
                              Thomas L. Gettings
                              Vice President and
                              Corporate Controller




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