Form 10-Q
period 1997-09-30
QUAKER OATS CO
filed 1997-11-07
CIK 81371

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


    X  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934


               For the quarterly period ended September 30, 1997


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


                             YES   XX         NO


      The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on September 30, 1997 was 138,481,548.


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                              INDEX TO FORM 10-Q


                                                                 Page
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

      Condensed Consolidated Statements of Income
      and Reinvested Earnings for the Nine and Three Months
      Ended September 30, 1997 and 1996                           3-4

      Condensed Consolidated Balance Sheets as of
      September 30, 1997 and December 31, 1996                    5

      Condensed Consolidated Statements of Cash
      Flows for the Nine Months Ended
      September 30, 1997 and 1996                                 6

      Net Sales and Operating Income by Segment for the Nine and
      Three Months Ended September 30, 1997 and 1996              7-8

      Notes to Condensed Consolidated Financial Statements        9-13

    Item 2 - Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                    14-21

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                    22

    Item 6 - Exhibits and Reports on Form 8-K                     22

SIGNATURES                                                        23

EXHIBIT INDEX                                                     24

EXHIBIT 11                                                        25


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND REINVESTED EARNINGS (UNAUDITED)


                                                           Nine Months Ended
Dollars in Millions (Except Per Share Data)                  September 30,
                                                          1997           1996

Net sales                                              $3,967.9       $4,140.8
Cost of goods sold                                      2,005.9        2,208.9
Gross profit                                            1,962.0        1,931.9

Selling, general and administrative expenses            1,518.9        1,575.8
Loss (gain) on divestitures and restructuring
  charges - net                                         1,473.3         (113.4)
Interest expense                                           67.5           83.3
Interest income                                            (4.7)          (5.2)
Foreign exchange loss - net                                 8.1            6.5

(Loss) income before income taxes                      (1,101.1)         384.9
(Benefit) provision for income taxes                     (144.6)         155.1

Net (Loss) Income                                        (956.5)         229.8

Preferred dividends - net of tax                            2.7            2.9
Net (Loss) Income Available for Common                 $ (959.2)      $  226.9

Per Common Share:
  Net (loss) income                                    $  (7.00)      $   1.68
  Dividends declared                                   $  0.855       $  0.855

Average Number of Common Shares
  Outstanding (in thousands)                            137,089        135,315

Reinvested Earnings:
  Balance beginning of period                          $1,521.3       $1,433.6
  Net (loss) income                                      (956.5)         229.8
  Dividends                                              (119.3)        (117.6)
  Common stock issued for stock purchase
    and incentive plans                                      --           (2.9)
  Balance end of period                                $  445.5       $1,542.9


  See accompanying notes to the condensed consolidated financial statements.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND REINVESTED EARNINGS (UNAUDITED)


                                                         Three Months Ended
Dollars in Millions (Except Per Share Data)                 September 30,
                                                         1997           1996

Net sales                                              $1,370.7       $1,436.2
Cost of goods sold                                        674.1          754.3
Gross profit                                              696.6          681.9

Selling, general and administrative expenses              506.9          545.2
Gain on divestiture and restructuring charges - net        46.9         (110.6)
Interest expense                                           18.0           25.6
Interest income                                            (1.4)          (2.2)
Foreign exchange loss - net                                 3.1            2.9

Income before income taxes                                123.1          221.0
Provision for income taxes                                 45.6           88.0

Net Income                                                 77.5          133.0

Preferred dividends - net of tax                            1.0            0.9
Net Income Available for Common                        $   76.5       $  132.1

Per Common Share:
  Net income                                           $   0.58       $   0.98
  Dividends declared                                   $  0.285       $  0.285

Average Number of Common Shares
  Outstanding (in thousands)                            138,064        135,528

Reinvested Earnings:
  Balance beginning of period                          $  408.3       $1,449.0
  Net income                                               77.5          133.0
  Dividends                                               (40.3)         (39.2)
  Common stock issued for stock purchase
    and incentive plans                                      --            0.1
  Balance end of period                                $  445.5       $1,542.9




  See accompanying notes to the condensed consolidated financial statements.



                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                   September 30,   December 31,
Dollars in Millions                                    1997            1996
Assets
Current Assets:
  Cash and cash equivalents                         $  148.0        $  110.5
  Trade accounts receivable - net of allowances        348.3           294.9
  Inventories:
    Finished goods                                     171.0           181.8
    Grains and raw materials                            68.5            62.1
    Packaging materials and supplies                    25.0            31.0
      Total inventories                                264.5           274.9
  Other current assets                                 429.9           209.4
      Total Current Assets                           1,190.7           889.7
Property, plant and equipment                        1,950.4         1,943.3
Less accumulated depreciation                          785.4           742.6
    Property - net                                   1,165.0         1,200.7
Intangible assets - net of amortization                371.0         2,237.2
Other assets                                            65.9            66.8
      Total Assets                                  $2,792.6        $4,394.4
Liabilities and Shareholders' Equity
Current Liabilities:
  Short-term debt                                   $   57.8        $  517.0
  Current portion of long-term debt                    104.0            51.1
  Trade accounts payable                               209.5           210.2
  Income taxes payable                                 114.4            42.4
  Other current liabilities                            545.6           534.0
      Total Current Liabilities                      1,031.3         1,354.7
Long-term debt                                         891.1           993.5
Other liabilities                                      536.9           558.9
Deferred income taxes                                   64.1           238.4
Preferred Stock, Series B, no par value,
  authorized 1,750,000 shares; issued 1,282,051
  of $5.46 cumulative convertible shares
  (liquidating preference of $78 per share)            100.0           100.0
Deferred compensation                                  (57.2)          (64.9)
Treasury Preferred Stock, at cost, 229,609
  shares and 187,810 shares, respectively              (20.4)          (16.1)
Common Shareholders' Equity:
  Common stock, $5 par value, authorized 400
    million shares; issued 167,978,792 shares          840.0           840.0
  Additional paid-in capital                            20.8              --
  Reinvested earnings                                  445.5         1,521.3
  Cumulative translation adjustment                    (76.2)          (68.2)
  Deferred compensation                                (86.4)         (103.4)
  Treasury common stock, at cost, 29,497,244
    shares and 31,885,727 shares, respectively        (896.9)         (959.8)
      Total Common Shareholders' Equity                246.8         1,229.9
        Total Liabilities and Shareholders' Equity  $2,792.6        $4,394.4



  See accompanying notes to the condensed consolidated financial statements.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                            Nine Months Ended
Dollars in Millions                                           September 30,
                                                             1997        1996

Cash Flows from Operating Activities:
  Net (loss) income                                        $(956.5)     $229.8
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
    Depreciation and amortization                            125.2       151.1
    Deferred income taxes                                      0.8        17.6
    Loss (gain) on divestitures - net of tax of $(265.1)
     and $54.6 in 1997 and 1996, respectively              1,149.5       (81.8)
    Restructuring charges                                     58.7        23.0
    Asset impairment loss                                     39.8          --
    Loss on disposition of property and equipment             30.9        18.2
    Increase in trade accounts receivable                   (101.0)      (34.6)
    (Increase) decrease in inventories                       (26.8)        3.3
    (Increase) decrease in other current assets               (8.0)       17.4
    Increase (decrease) in trade accounts payable             12.6       (33.5)
    Increase in other current liabilities                     77.5        97.2
    Change in deferred compensation                           24.7        22.9
    Other items                                               16.0        32.9
    Net Cash Provided by Operating Activities                443.4       463.5

Cash Flows from Investing Activities:
  Additions to property, plant and equipment                (144.1)     (164.8)
  Business divestitures - net of tax of $54.6 in 1996        300.0       174.4
  Change in other assets                                        --        (0.6)
   Net Cash Provided by Investing Activities                 155.9         9.0


Cash Flows from Financing Activities:
  Cash dividends                                            (119.3)     (117.6)
  Change in short-term debt                                 (457.4)     (254.8)
  Proceeds from long-term debt                                 6.7         3.4
  Reduction of long-term debt                                (53.4)      (74.8)
  Issuance of common treasury stock                           91.7        20.2
  Repurchases of common stock                                (21.7)         --
  Repurchases of preferred stock                              (4.3)       (3.7)
   Net Cash Used in Financing Activities                    (557.7)     (427.3)

Effect of Exchange Rate Changes on Cash and Cash
  Equivalents                                                 (4.1)        2.4

Net Increase in Cash and Cash Equivalents                     37.5        47.6

Cash and Cash Equivalents - Beginning of Period              110.5        93.2
Cash and Cash Equivalents - End of Period                  $ 148.0      $140.8



  See accompanying notes to the condensed consolidated financial statements.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                   NET SALES AND OPERATING INCOME BY SEGMENT
                                  (UNAUDITED)

                                                               Operating Income
                                             Net Sales            (Loss) (a)

                                            Nine Months           Nine Months
                                               Ended                 Ended
Dollars in Millions                        September 30,         September 30,
                                          1997       1996        1997     1996
Foods
  U.S. and Canadian (b)               $1,999.8   $1,922.3   $   219.3    $251.8
  International (c)                      477.6      456.6        (7.7)      7.9
Total Foods                           $2,477.4   $2,378.9   $   211.6    $259.7

Beverages
  U.S. and Canadian (d)               $1,050.5   $  984.5   $   208.9    $188.3
  International (e)                      267.5      227.0         7.3     (15.3)
Total Beverages                       $1,318.0   $1,211.5   $   216.2    $173.0


Divested (f)                          $  172.5   $  550.4   $(1,429.7)   $ 67.7

  Total Sales/Operating (Loss) Income $3,967.9   $4,140.8   $(1,001.9)   $500.4



Less: General corporate expenses                                 28.3      30.9
      Interest expense - net                                     62.8      78.1
      Foreign exchange loss - net                                 8.1       6.5
(Loss) income before income taxes                           $(1,101.1)   $384.9


(a) Operating income (loss) includes certain allocations of overhead expenses.
(b)  1997  operating  income  includes pretax restructuring  charges  of  $40.2 million for plant consolidations and $4.9 million related to a staff restructuring. 1996 operating income includes pretax restructuring charges of $6.4 million for plant consolidations.
(c) 1997 operating loss includes a pretax restructuring charge of $10.7 million for plant consolidations and a pretax net charge of $4.8 million for an asset impairment loss partly offset by a cash litigation settlement.
(d) 1997 operating income includes a pretax restructuring charge of $1.8 million related to a staff restructuring.
(e) 1997 operating income includes a pretax restructuring charge of $1.1 million for the closing of an office in Singapore.
(f) Total sales and operating income for the Italian products business (divested January 1996) for the nine months ended September 30, 1996, were $4.0 million and $3.3 million, respectively. Operating income includes a pretax gain of $2.8 million on the sale of the Italian products business. Total sales and operating income for the U.S. and Canadian frozen foods business (divested July 1996) for the nine months ended September 30, 1996, were $81.6 million and $141.5 million, respectively. Operating income includes a pretax gain of
$133.6 million on the sale of the U.S. and Canadian frozen foods business. Total sales for the Snapple beverages business (divested May 1997) for the nine months ended September 30, 1997 and 1996, were $172.5 million and $464.8 million, respectively. Operating losses of the Snapple beverages business for the nine months ended September 30, 1997 and 1996, were $1.43 billion and $77.1 million, respectively. The 1997 operating loss includes a pretax loss of $1.41 billion on the sale of the Snapple beverages business. The 1996 operating loss includes a pretax restructuring charge of $16.6 million.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                   NET SALES AND OPERATING INCOME BY SEGMENT
                                  (UNAUDITED)

                                                              Operating Income
                                           Net Sales             (Loss) (a)

                                         Three Months           Three Months
                                            Ended                  Ended
Dollars in Millions                      September 30,          September 30,
                                        1997       1996        1997       1996
Foods
  U.S. and Canadian (b)             $  713.0    $  687.3    $  65.3     $ 86.2
  International (c)                    163.2       152.9       (0.5)       2.8
Total Foods                         $  876.2    $  840.2    $  64.8     $ 89.0

Beverages
  U.S. and Canadian (d)             $  401.3    $  360.7    $  83.6     $ 76.6
  International                         93.2        73.9        4.5       (5.3)
Total Beverages                     $  494.5    $  434.6    $  88.1     $ 71.3


Divested (e)                        $     --    $  161.4    $    --     $ 95.9

  Total Sales/Operating Income      $1,370.7    $1,436.2    $ 152.9     $256.2


Less: General corporate expenses                               10.1        8.9
      Interest expense - net                                   16.6       23.4
      Foreign exchange loss - net                               3.1        2.9
Income before income taxes                                  $ 123.1     $221.0


(a) Operating income (loss) includes certain allocations of overhead expenses.
(b) 1997 operating income includes pretax restructuring charges of $40.2 million for plant consolidations and $4.9 million related to a staff restructuring. 1996 operating income includes pretax restructuring charges of $6.4 million for plant consolidations.
(c) 1997 operating loss includes a pretax net charge of $4.8 million for an asset impairment loss partly offset by a cash litigation settlement.
(d) 1997 operating income includes a pretax restructuring charge of $1.8 million related to a staff restructuring.
(e) Total sales and operating income for the U.S. and Canadian frozen foods business (divested July 1996) for the three months ended September 30, 1996, were $2.6 million and $133.2 million, respectively. Operating income includes a pretax gain of $133.6 million on the sale of the U.S. and Canadian frozen foods business. Total sales and operating loss for the Snapple beverages business (divested May 1997) for the three months ended September 30, 1996 were $158.8 million and $37.3 million, respectively. The 1996 operating loss includes a pretax restructuring charge of $16.6 million.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1997


Note 1 - Basis of Presentation

The condensed consolidated financial statements include The Quaker Oats Company and its subsidiaries (the Company). The condensed consolidated statements of income and reinvested earnings for the nine and three months ended September 30, 1997 and 1996, the condensed consolidated balance sheet as of September 30, 1997, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1997, and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's report to shareholders for the year ended December 31, 1996.

Certain previously reported amounts have been reclassified to conform to the current presentation.


Note 2 - Litigation

On November 1, 1995, the Company filed suit against Borden, Inc. in Federal District Court in New York arising out of the Company's November 1994 acquisition of a Brazilian pasta business. The suit was settled during the quarter ended September 30, 1997, for $35.0 million. The settlement amount is reflected in selling, general and administrative expense on the condensed consolidated statement of income for the nine and three months ended September 30, 1997. Refer to Note 3 for further discussion of the Brazilian pasta business.

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


Note 3 - Asset Impairment

The Company has taken numerous actions relative to the Brazilian pasta business (the Business) in light of continuing operating losses of the Business. Among these actions, the Company announced plant consolidations in the Business during the three months ended June 30, 1997, and recorded a related restructuring charge of $10.7 million. During the three months ended September 30, 1997 (the current quarter), as a part of the Company's operating planning process, an updated review of the strategies, actions taken to date and expected financial prospects of the Business was undertaken.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1997


As a part of this process the Company evaluated the recoverability of the long-lived assets of the Business, including intangible assets, pursuant to Financial Accounting Standards Board (FASB) Statement #121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In performing its review for recoverability, the Company compared the estimated undiscounted future cash flows to the carrying value of the long-lived assets of the Business, including intangible assets. As the carrying value of the long-lived assets exceeded the estimated undiscounted future cash flows, the Company was required to reduce the carrying value of the net assets of the Business to fair market value during the current quarter. The Company's estimate of fair market value was based on various methodologies including a discounted value of the estimated future cash flows of the Business and a fundamental analysis of the Business' value. The asset impairment resulted in a pretax charge of $39.8 million to reduce the carrying value of intangible assets. The charge is reflected in selling, general and administrative expense on the condensed consolidated statement of income for the three and nine months ended September 30, 1997.


Note 4 - Restructuring Charges

During the three months ended September 30, 1997, the Company recorded pretax restructuring charges of $46.9 million. Of the total charges, $40.2 million related to plant consolidations in the U.S. Foods business, including $30.7 million for the closing of a rice cakes plant in Gridley, California, $5.9 million for the closing of a Golden Grain/Near East plant in Leominster, Massachusetts and $3.6 million for the plant consolidations in a food service business. In addition, the Company recorded $6.7 million of restructuring charges related to staffing reductions. The charges are comprised of asset write-offs, loss on lease, severance and termination benefits and other shut-down costs. Savings from the restructuring actions are estimated to be about
$22 million annually, primarily beginning in 1997 and 1998, of which approximately 90 percent will be in cash.


Note 5 - Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1997


Note 6 - Pending Accounting Changes

In March 1997, the Financial Accounting Standards Board (the FASB) issued Statement #128, "Earnings Per Share." This Statement simplifies the computation of earnings per share and makes the computation more consistent with those of International Accounting Standards. The Company will adopt this Statement during the fourth quarter of 1997. The Company does not expect the adoption of this new standard to significantly impact previously reported earnings per share or earnings per share trends.

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


Note 7 - Derivative Financial and Commodity Instruments

The Company actively monitors its exposure to foreign currency exchange rate, commodity price and interest rate risks. Derivative financial and commodity instruments are used to reduce the impact of these risks. The Company uses derivatives only for purposes of reducing risk associated with underlying exposures. The Company does not trade or use these instruments with the objective of earning financial gains on the exchange rate, commodity price or interest rate fluctuations alone, nor does it utilize instruments where there are not underlying exposures. Management believes that its use of derivative financial and commodity instruments to reduce risk is in the Company's best interest.

Instruments used as hedges must be effective at reducing the risks associated with the underlying exposure and must be designated as a hedge at the inception of the contract. Accordingly, changes in the market value of the instruments must have a high degree of inverse correlation with changes in market values or cash flows of the underlying hedged item. Foreign currency derivatives that meet these hedge criteria are accounted for under the fair value method (as discussed below in Foreign Currency Exchange Rate Risk). Commodity derivatives that meet these hedge criteria are accounted for under the deferral method (as discussed below in Commodity Price Risk). Derivatives that do not meet these hedge criteria are accounted for under the fair value method with gains or losses recognized currently in the condensed consolidated income statement.

Summarized below are the specified accounting policies by market risk category.

Foreign Currency Exchange Rate Risk
The Company uses forwards, purchased options, and currency swap agreements to reduce foreign currency exchange rate risk related to projected cash flows from foreign operations and net investments in foreign subsidiaries. Complex instruments involving leverage or multipliers are not used. The fair value method is used to account for these instruments. Under the fair value method, the instruments

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1997


are carried at fair value on the condensed consolidated balance sheet as a component of other current assets (if a loss) or other accrued liabilities (if a gain). Changes in the fair value of derivative instruments which are used to reduce exchange rate risk in foreign currency denominated operating income and net investments in highly inflationary economies are recognized in the condensed consolidated income statement as foreign exchange loss - net. Changes in the fair value of derivative instruments which are used to reduce exchange rate risk in net investments in economies that are not highly inflationary are recognized in the condensed consolidated balance sheet as part of the cumulative translation adjustment in common shareholders' equity. To the extent an instrument is no longer effective as a hedge of a net investment due to a change in the underlying exposure, gains and losses are recognized currently in the condensed consolidated income statement as foreign exchange loss - net.

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


Note 8 - Revolving Credit Facilities

The Company renegotiated and reduced the level of its revolving credit facilities during the three months ended September 30, 1997. The Company has replaced its $900 million annually extendible five-year revolving credit facility with a $450 million annually extendible five-year revolving credit facility and a $225 million 364-day extendible revolving credit facility which may, at the Company's option be converted into a two-year term loan. Both facilities are with various banks. The facility supports the Company's commercial paper borrowings and is also available for direct borrowings.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1997


Note 9 - Share Repurchases

During the three months ended September 30, 1997, the Company repurchased 441,000 shares of outstanding common stock for $21.7 million under a 10 million share repurchase program announced in August 1993.


Note 10 - Subsequent Events

On October 2, 1997, the Company announced that it had signed a definitive agreement to sell its Richardson's dessert toppings and condiment business to Tri-Star Industries, Inc. Terms of the sale were not disclosed.

On October 23, 1997, the Company announced its Board of Directors had named Robert S. Morrison as Chairman, President and Chief Executive Officer. Mr.
Morrison succeeds William D. Smithburg who, in April 1997, announced his intention to retire once a successor was selected.


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated Operating Results

The following discussion addresses the operating results and financial condition of the Company for the nine and three months ended September 30, 1997. The comparison of 1997 operations to those of 1996 is affected by the changes the Company has made in its portfolio of businesses during these years, specifically the divestiture of the Snapple beverages, U.S. and Canadian frozen foods and Italian products businesses. As a result of these changes, comparative results are difficult to analyze. To assist in the analysis of operating results, this discussion will address the financial results as reported, describe the impact of divested businesses, where applicable, and review the results of the ongoing businesses by industry segment.


Restructuring Charges

During the quarter ended September 30, 1997, the Company recorded pretax restructuring charges of $46.9 million. Of the total charges, $40.2 million related to plant consolidations in the U.S. Foods business, including $30.7 million for the closing of a rice cakes plant in Gridley, California, $5.9 million for the closing of a Golden Grain/Near East plant in Leominster, Massachusetts and $3.6 million for plant consolidations in a food service business. In addition, the Company recorded $6.7 million of restructuring charges related to staffing reductions. The charges are comprised of asset write-offs, loss on lease, severance and termination benefits and other shut-down costs. Savings from the restructuring actions are estimated to be about
$22 million annually, primarily beginning in 1997 and 1998, of which approximately 90 percent will be in cash.

While the restructuring actions taken during the quarter are expected to result in the elimination of most of the overhead costs previously allocated to the Snapple beverages business, certain costs will remain. These costs have been reallocated to the ongoing businesses and represent resources for future growth.

During the quarter ended June 30, 1997, the Company recorded pretax restructuring charges of $11.8 million. These charges included $10.7 million for plant consolidations in the Brazilian pasta business and $1.1 million for the closing of a beverages office in Singapore. Savings from the restructuring actions are estimated to be about $5 million annually, beginning mainly in 1998, of which approximately 80 percent will be in cash.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Nine Months Ended September 30, 1997 Compared with
Nine Months Ended September 30, 1996

The following tables summarize the net sales and operating results of the Company for the nine months ended September 30, 1997 (current year) and September 30, 1996 (prior year):


                                                          NET SALES
                                                           for the
                                                Nine Months Ended September 30,
Dollars in Millions                     1997                                      1996
                         U.S. and                                  U.S. and
                         Canadian  International       Total       Canadian  International       Total
Foods                    $1,999.8         $477.6    $2,477.4       $1,922.3         $456.6    $2,378.9
Beverages                 1,050.5          267.5     1,318.0          984.5          227.0     1,211.5
Ongoing Businesses        3,050.3          745.1     3,795.4        2,906.8          683.6     3,590.4

Divested Businesses         165.7            6.8       172.5          519.9           30.5       550.4

Total Company            $3,216.0         $751.9    $3,967.9       $3,426.7         $714.1    $4,140.8



                                                     OPERATING INCOME (LOSS)
                                                            for the
                                                Nine Months Ended September 30,
Dollars in Millions                      1997                                    1996
                          U.S. and                                U.S. and
                          Canadian  International       Total     Canadian  International       Total
Foods                    $   219.3         $(7.7)   $   211.6       $251.8       $   7.9       $259.7
Beverages                    208.9           7.3        216.2        188.3         (15.3)       173.0
Ongoing Businesses           428.2          (0.4)       427.8        440.1          (7.4)       432.7

(Loss)Gain
 on divestitures          (1,414.6)           --     (1,414.6)       133.6           2.8        136.4
Divested Businesses          (13.4)         (1.7)       (15.1)       (60.6)         (8.1)       (68.7)
                          (1,428.0)         (1.7)    (1,429.7)        73.0          (5.3)        67.7

Total Company            $  (999.8)        $(2.1)   $(1,001.9)      $513.1       $ (12.7)      $500.4


Note:   Operating  results include certain allocations  of  overhead expenses.

"Foods":   includes  all  food lines as well  as  the  food  service
business.
"Beverages": includes Gatorade thirst quencher sports beverages. "(Loss)Gain on divestitures": 1997 includes a pretax loss of $1.41 billion on the sale of the Snapple beverages business. 1996 includes pretax gains of $2.8 million and $133.6 million on the sale of the Italian products and the U.S. and Canadian frozen foods businesses, respectively.
"Divested Businesses": 1997 includes current year net sales and operating income (through the divestiture date) for the Snapple beverages business (May 1997). 1996 includes prior year net sales and operating income (through the divestiture date) for the Italian products (January 1996), U.S. and Canadian frozen foods (July 1996) and Snapple beverages businesses.

Consolidated net sales decreased 4 percent primarily due to the absence of divested businesses in the current year. Excluding divested businesses, sales and volume were 6 percent above the prior year driven by growth across the Worldwide Gatorade and Worldwide Foods businesses. While the June 1996 ready-to-eat cereals price reduction had an adverse impact on Foods sales, an increase in U.S.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ready-to-eat cereals volume of over 23 percent mitigated the impact of the price change. The Company expects its above-industry growth rate in ready-to-eat cereals volume to continue to moderate in the near-term. There were no other significant price changes that affected the comparison of current and prior year net sales.

Consolidated gross profit margin was 49.4 percent in the current year compared to 46.7 percent in the prior year. Excluding divested businesses, gross profit margin increased to 49.8 percent in the current year from 48.0 percent in the prior year reflecting improvement across all businesses, mainly due to lower costs.

Selling, general and administrative (SG&A) expenses decreased $56.9 million, or 4 percent, primarily due to the absence of expenses of divested businesses. Excluding divested businesses, SG&A expenses increased 9 percent driven by a 13 percent increase in advertising and merchandising (A&M) expenses. A&M expenses excluding divested businesses were 24.8 percent of sales during the current year, up from 23.2 percent in the prior year.

Consolidated operating loss of $1.0 billion for the current year included a $1.41 billion pretax loss on the sale of the Snapple beverages business and pretax restructuring charges of $58.7 million. Prior year operating income included pretax gains on the sale of the Italian products and U.S. and Canadian frozen foods businesses of $2.8 million and $133.6 million, respectively, and pretax restructuring charges of $6.4 million in the U.S. and Canadian Foods business and $16.6 million in the U.S. and Canadian Divested business. Excluding the loss/gain on divestitures, operating results from divested businesses and restructuring charges, operating income of $486.5 million increased 11 percent from the prior year, primarily due to improvement in the Beverages segment.

Net financing costs (net interest expense and foreign exchange losses) decreased $13.7 million in the current year. Debt levels declined by over $500 million from December 31, 1996, due mainly to proceeds from the Snapple beverages divestiture and cash from operations, resulting in lower interest expense.

Excluding the impact of the loss/gain on divestitures and restructuring charges, the current year effective tax rate was 38.4 percent compared to 41.0 percent in the prior year. The decrease was primarily due to the Snapple divestiture.

Industry Segment Operating Results

Foods - Net sales were 4 percent above the prior year. U.S. and Canadian sales and volume rose 4 percent. Sales increased in ready-to-eat and hot cereals, Golden Grain, mixes and syrup and new snacks. These gains more than offset lower sales in rice cakes and food service as well as the adverse impact of the June 1996 ready-to-eat cereals price reduction. International sales increased 5 percent due to higher sales in Latin America.

Excluding restructuring charges of $45.1 million and $6.4 million in 1997 and 1996, respectively, U.S. and Canadian operating income increased 2 percent from the prior year as the favorable impact of the volume increase was mostly offset by the June 1996 ready-to-eat cereals price reduction, increases in

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A&M expenses and underwriting of new snacks. Higher A&M expenses in U.S. and Canadian Foods were primarily due to increased trade and media spending across the businesses including increased support of hot cereals, granola bars and Golden Grain compared to the prior year and investment in new snacks. Excluding the restructuring charge of $10.7 million in the current year, International Foods operating income was $4.9 million below the prior year. The decline was primarily due to the impact of a non-cash asset impairment loss partially offset by a separate cash litigation settlement resulting in a net charge of $4.8 million.

The Company has taken numerous actions relative to the Brazilian pasta business (the Business) in light of continuing operating losses of the Business. Among these actions, the Company announced plant consolidations in the Business during the quarter ended June 30, 1997, and recorded a related restructuring charge of $10.7 million, as previously discussed (See Restructuring Charges). During the quarter ended September 30, 1997 (current quarter), as a part of the Company's operating planning process, an updated review of the strategies, actions taken to date and expected financial prospects of the Business was undertaken. As a part of this process the Company evaluated the recoverability of the long-lived assets of the Business, including intangible assets, pursuant to Financial Accounting Standards Board (FASB) Statement #121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In performing its review for recoverability, the Company compared the estimated undiscounted future cash flows to the carrying value of the long-lived assets of the Business, including intangible assets. As the carrying value of the long-lived assets exceeded the estimated undiscounted future cash flows, the Company was required to reduce the carrying value of the net assets of the Business to fair market value during the current quarter. The Company's estimate of fair market value was based on various methodologies including a discounted value of the estimated future cash flows of the Business and a fundamental analysis of the Business' value. The asset impairment resulted in a non-cash charge of $39.8 million to reduce the carrying value of intangible assets. The charge is reflected in selling, general and administrative expense on the condensed consolidated statement of income for the three and nine months ended September 30, 1997. Separately, during the current quarter the Company settled litigation related to the acquisition of the Business, as discussed in
Note 2 to the condensed consolidated financial statements.

Beverages - Worldwide sales and volume of Gatorade thirst quencher increased 9 percent and 8 percent, respectively. U.S. and Canadian sales and volume rose 7 percent, reflecting incremental sales from a new product, Gatorade Frost, and core business growth resulting in market share gains. International sales increased 18 percent on a 14 percent volume increase primarily due to double-digit sales growth of Gatorade thirst quencher in Latin America and the Asia/Pacific region and modest growth in Europe.

Excluding current year restructuring charges of $1.8 million and $1.1 million in the U.S. and Canadian and International businesses, respectively, operating income increased $46.1 million from the prior year due to worldwide sales growth and lower packaging costs in the U.S. and Canadian business, partly offset by higher A&M expenses. A 12 percent increase in A&M expenses was driven, in part, by media spending for Gatorade Frost. In the International Beverages business, the Company continued its underwriting in Asia/Pacific markets for Gatorade thirst quencher and improved the profitability of the Latin American and European businesses.


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended September 30, 1997 Compared with
Three Months Ended September 30, 1996

The following tables summarize the net sales and operating results of the Company for the three months ended September 30, 1997 (current year) and September 30, 1996 (prior year):


                                                               NET SALES
                                                                for the
                                                   Three Months Ended September 30,
Dollars in Millions                        1997                                         1996
                         U.S. and                                     U.S. and
                         Canadian  International          Total       Canadian  International          Total
Foods                    $  713.0         $163.2       $  876.2       $  687.3         $152.9       $  840.2
Beverages                   401.3           93.2          494.5          360.7           73.9          434.6
Ongoing Businesses        1,114.3          256.4        1,370.7        1,048.0          226.8        1,274.8

Divested Businesses            --             --             --          154.5            6.9          161.4

Total Company            $1,114.3         $256.4       $1,370.7       $1,202.5         $233.7       $1,436.2


                                                    OPERATING INCOME (LOSS)
                                                            for the
                                               Three Months Ended September 30,
Dollars in Millions                       1997                                 1996
                        U.S. and                               U.S. and
                        Canadian  International      Total     Canadian  International        Total
Foods                     $ 65.3         $(0.5)     $ 64.8       $ 86.2          $ 2.8       $ 89.0
Beverages                   83.6           4.5        88.1         76.6           (5.3)        71.3
Ongoing Businesses         148.9           4.0       152.9        162.8           (2.5)       160.3

Gain on divestiture           --            --          --        133.6             --        133.6
Divested Businesses           --            --          --        (36.1)          (1.6)       (37.7)
                              --            --          --         97.5           (1.6)        95.9

Total Company             $148.9         $ 4.0      $152.9       $260.3          $(4.1)      $256.2

Note:   Operating results include certain allocations of  overhead expenses.

"Foods":   includes  all food lines as well as  the  food  service
business.
"Beverages": includes Gatorade thirst quencher sports beverages. "Gain on divestiture": 1996 includes a pretax gain of $133.6 million on the sale of the U.S. and Canadian frozen foods business.
"Divested Businesses": 1996 includes prior year net sales and operating income (through the divestiture date) for the U.S. and Canadian frozen foods (July 1996) and Snapple beverages (May 1997) businesses.


Consolidated net sales decreased 5 percent primarily due to the absence of divested businesses in the current year. Excluding divested businesses, sales were 8 percent above the prior year on a 10 percent volume gain reflecting growth in the ongoing businesses. There were no significant price changes that affected the comparison of current and prior year net sales.

Consolidated gross profit margin was 50.8 percent in the current year compared to 47.5 percent in the prior year. For ongoing businesses, gross profit margin increased to 50.8 percent from 48.9 percent in the prior year, primarily due to lower packaging costs in the U.S. and Canadian businesses.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SG&A expenses decreased $38.3 million, or 7 percent, versus the prior year, primarily due to the absence of expenses of divested businesses. Excluding divested businesses, SG&A increased 9 percent, driven by an 8 percent increase in A&M expenses. A&M expenses for ongoing businesses were 24.3 percent of sales during the current year, up from 24.1 percent in the prior year.

Consolidated operating income of $152.9 million for the current quarter included pretax restructuring charges of $46.9 million. Prior year operating income included a pretax gain of $133.6 million on the sale of the U.S. and Canadian frozen foods business and restructuring charges of $23.0 million. Excluding the gain on divestiture, operating results from divested businesses and restructuring charges, operating income of $199.8 million increased 20 percent from the prior year, reflecting improvement in the U.S. and Canadian Foods and Worldwide Beverages businesses.

Net financing costs (net interest expense and foreign exchange losses) decreased $6.6 million in the current year. Debt levels declined over $75 million from June 30, 1997, due mainly to cash from operations, resulting in lower interest expense.

The effective tax rate in the current year was 37.0 percent versus 39.8 percent in the prior year. The decrease was primarily due to the Snapple divestiture.


Industry Segment Operating Results

Foods - Net sales were 4 percent above the prior year. U.S. and Canadian sales and volume rose 4 percent and 5 percent, respectively. Sales gains in ready-to-eat and hot cereals, Golden Grain, and new snacks more than offset lower sales in rice cakes. International sales increased 7 percent mainly due to higher sales in Latin America.

U.S. and Canadian operating income, excluding restructuring charges of $45.1 million and $6.4 million in 1997 and 1996, respectively, increased 19 percent from the prior year primarily due to the favorable impact of the volume increase. International Foods operating income included the impact of a non-cash asset impairment loss partly offset by a separate cash litigation settlement resulting in a net charge of $4.8 million, as previously discussed. International Foods operating income excluding these items was $1.5 million ahead of the prior year.

Beverages - Worldwide sales and volume of Gatorade thirst quencher increased 14 percent. U.S. and Canadian sales and volume increased 11 and 12 percent, respectively, driven by incremental sales of Gatorade Frost and strong execution of retail in-store initiatives, including increased shelf space and improved displays. International sales increased 26 percent, primarily due to double-digit sales growth of Gatorade thirst quencher in Latin America offset by declines in the Company's licensee markets in the Asia/Pacific region.

Operating income, excluding restructuring charges of $1.8 million, increased $18.6 million or 26 percent from the prior year, primarily due to sales growth and lower packaging costs in the U.S. and Canadian business, partly offset by increases in A&M expenses to support growth initiatives.

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Internationally, the Company continued to improve results in Latin America and Europe and continued underwriting in the Asia/Pacific region.


Liquidity and Capital Resources

Net cash provided by operating activities was $443.4 million, a decrease of $20.1 million from the prior year, primarily driven by an increase in accounts receivable reflecting growth in the ongoing businesses. Capital expenditures for the current and prior year were $144.1 million and $164.8 million, respectively. Capital expenditures are expected to increase during the remainder of the year as the Company continues to expand production capacity for foods and beverages in the United States and China. The Company expects capital expenditures and cash dividends for the remainder of the year to be financed through cash flow from operating activities and liquidation of short-term investments, and, if necessary, short-term debt.

Short-term and long-term debt (total debt) as of September 30, 1997, was $1.05 billion, a decrease of $508.7 million from December 31, 1996, mainly due to the use of the $300 million of Snapple divestiture proceeds and cash from operating activities. Anticipated cash proceeds from the recapture of income taxes paid on previous capital gains of approximately $240 million are expected to be received by the end of the first half of 1998, and an additional $10 million by the end of 1998.

The Company renegotiated and reduced the level of its revolving credit facilities during the third quarter. The Company has replaced its $900 million annually extendible five-year revolving credit facility with a $450 million annually extendible five-year revolving credit facility and a $225 million 364-day extendible revolving credit facility which may, at the Company's option be converted into a two-year term loan. Both facilities are with various banks. The facility supports the Company's commercial paper borrowings and is also available for direct borrowings.

During the current quarter the Company repurchased 441,000 shares of its outstanding common stock for $21.7 million under the 10 million share repurchase program announced in August 1993.


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


Subsequent Events

On October 2, 1997, the Company announced that it had signed a definitive agreement to sell its Richardson's dessert toppings and condiment business to Tri-Star Industries, Inc. Terms of the sale were not disclosed.

On October 23, 1997, the Company announced that its Board of Directors had named Robert S. Morrison as Chairman, President and Chief Executive Officer. Mr. Morrison succeeds William D. Smithburg who, in April 1997, announced his intention to retire once a successor was selected.


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

The Company continues to review strategies relative to underperforming and non-core businesses which may result in future charges.






                          PART II - OTHER INFORMATION


Item 1    Legal Proceedings

          Note 2 in Part I is incorporated by reference herein.

Item 6    Exhibits and Reports on Form 8-K

Item 6(a) See Exhibit Index

Item 6(b) Reports on Form 8-K

          All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 1997, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to
          Part II.



                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            The Quaker Oats Company
                                 (Registrant)




Date  November 7, 1997        Robert S. Thomason
                              Robert S. Thomason
                              Senior Vice President - Finance and
                              Chief Financial Officer




Date  November 7, 1997        Thomas L. Gettings
                              Thomas L. Gettings
                              Vice President and
                              Corporate Controller


                        EXHIBIT INDEX

      Exhibit                                                    Paper (P) or
      Number           Description                              Electronic (E)


      (10) (iii)  Agreement Upon Separation of Employment             E
                  with William D. Smithburg, effective
                  as of October 22, 1997

      (11)        Statement Re Computation                            E
                  of Per Share Earnings

      (27)        Financial Data Schedule                             E
                  (submitted to the Securities
                  and Exchange Commission
                  in electronic format)

      (99)        Announcement on October 23, 1997, that the          E
                  Board of Directors had named Robert S. Morrison as Chairman, President and Chief Executive Officer.