Form 10-K
period 1997-12-31
QUAKER OATS CO
filed 1998-03-23
CIK 81371

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

          X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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
         (Address of principal executive offices)   (Zip Code)
   Registrant's telephone number, including area code: (312) 222-7111

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment  to this Form 10-K. [   ]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of the close of business on February 27, 1998 was $7,441,883,858. The liquidation value of Series B ESOP Convertible Preferred Stock, all of which is held in The Quaker Employee Stock Ownership Plan, at the close of business on February 27, 1998 totaled
$131,041,956, plus related dividends. The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on February 27, 1998 was 138,132,415.

                  DOCUMENTS INCORPORATED BY REFERENCE.

1. Portions of The Quaker Oats Company Annual Report to Shareholders for the fiscal year ended December 31, 1997 (Annual Report) (Parts I, II and III of Form 10-K)
2. Portions of The Quaker Oats Company Notice of Annual Meeting and Proxy Statement (Proxy Statement) dated April 2, 1998 (Part III of Form 10-K)

                                 PART I

ITEM 1. BUSINESS.

(a)  General Development of Business

The information set forth under the caption "Acquisitions and Divestitures," found on page 48 of the Company's Annual Report, is incorporated herein by reference.

(b)  Financial Information About Industry Segments

The information set forth under the captions "Operating Results," "Industry Segment Information," and "Industry Segment and Geographic Area Information," found on pages 25, 35, and 36-37, respectively, of the Company's Annual Report, is incorporated herein by reference.

(c)  Description of Business

U.S. and Canadian Foods Description
The Company is a major participant in the competitive packaged food industry in the United States and is a leading manufacturer of hot cereals, pancake mixes, grain-based snacks, cornmeal, hominy grits and value-added rice
products.   In addition,  the Company is the second-largest manufacturer of syrups and value-added pasta products and is among the five largest manufacturers of ready-to-eat cereals and dry pasta products. The Company competes with a significant number of large and small companies on the basis of price, value, innovation, quality and convenience, among other attributes. The Company's food products are purchased by consumers
through a wide range of food  distributors.   The Company  utilizes  both its
own and broker sales forces and has distribution centers throughout the country, each of which carries an inventory of most of the Company's food products. In addition, the Company markets a line of over 400 items to the food service market, including Quaker hot and ready-to-eat cereals; Continental coffee; and Ardmore Farms single serve frozen fruit juices; a specialty line of custom-blended dry baking mixes, ready-to-bake biscuits; and Burry cookies and crackers.

International Foods Description
The Company is broadly diversified in the packaged food industry, both geographically and by product line. The Company manufactures and
markets  its products   in  many  countries  throughout  Europe,  Latin
America   and   the Asia/Pacific region.  It is the leading brand-name hot cereals producer in many countries  and has other leading market positions
for products in a  number  of countries.   In  Brazil, the Company is the
leading producer of ready-to-drink chocolate beverages and the leading canned fish processor.

Worldwide Beverage Description
The Company is the world's leading manufacturer of sports beverages. It sells its sports beverages in 47 countries around the world and is the leading sports drink distributor in the United States, Canada, Mexico, Italy, Argentina, Brazil, Venezuela, Colombia, Indonesia and the Philippine Islands. It is also one of the leading sports drink brands in Korea and Australia, where Gatorade is sold through licensee arrangements. In the United States, Gatorade thirst quencher utilizes a combination of brokers and the Company's own sales force and has distribution centers throughout the country.

Raw Materials
Raw materials used in manufacturing include oats, wheat, soy products, corn, rice, sweeteners, orange and other juice concentrates, almonds, coffee beans, raisins, beef, chicken, shortening and fish, as well as a variety of
packaging materials.   These products are purchased mainly in the open
market.   Supplies of all raw materials have been adequate and continuous.

Trademarks
The Company and its subsidiaries own a number of trademarks and are not aware of any circumstances that could materially adversely affect the continued use of these trademarks. Among the most important of the domestic trademarks owned by the Company are Quaker, Cap'n Crunch, Quaker Toasted Oatmeal, Life, Quaker 100% Natural and Quaker Oatmeal Squares for breakfast cereals; Gatorade for thirst-quenching beverages; Quaker and Quaker Chewy for grain-based snacks; Rice-A-Roni and Near East for value-added rice and grain products; Pasta Roni for value-added pasta; Near East and Nile Spice for meals in a cup; Golden Grain and Mission for pasta; Quaker and Aunt Jemima for mixes, syrups and corn goods; Ardmore Farms for citrus and fruit juices; and Continental, Maryland Club and Continental WB for coffee. Many of the grocery product trademarks owned by the Company in the United States are registered in foreign countries in which the Company does substantial business. Internationally, key trademarks owned include:
Quaker, Cruesli, Honey Monster, Sugar Puffs and Scott's for breakfast cereals; Coqueiro for fish; Toddy and ToddYnho for chocolate beverages; Gatorade for thirst-quenching beverages; and Adria for pasta products.

Other
The information set forth under the captions "Management's Discussion and Analysis," "Six-Year Selected Financial Data," "Eleven-Year Selected Financial Data," "Lease and Other Commitments," "Supplementary Income Statement Information," and "Quarterly Financial Data," found on pages 25-30, 40-41, 42-43, 55, 56, and 58, respectively, of the Company's Annual Report, is incorporated herein by reference.

(d)   Financial  Information About Foreign and Domestic Operations  and
Export Sales

The  information  set forth under the captions "Industry Segment
Information," and "Industry Segment and Geographic Area Information," found on pages 35 and 36-37, respectively, of the Company's Annual Report, is incorporated herein by reference.


ITEM 2. PROPERTIES.

As of December 31, 1997, the Company operated 55 manufacturing plants in 18 states and 14 foreign countries and owned or leased distribution centers and sales offices in 21 states and 21 foreign countries.

                    Owned and Leased      Owned and Leased  Owned and Leased
                      Mfg. Locations  Distribution Centers     Sales Offices
  Industry Segment    U.S.   Foreign        U.S.   Foreign    U.S.   Foreign
  Foods                 20        20          2          6       8        18
  Beverages              7         7         --          4      11        13
  Shared                --         1          6         12       6         8
  Total                 27        28          8         22      25        39

The Company owns a research and development laboratory in Barrington, Illinois and leases corporate office space in downtown Chicago, Illinois. Management believes manufacturing, distribution and office space owned and
leased  are suitable   and   adequate  for  the  business,  and  productive
capacity   is appropriately utilized.


ITEM 3. LEGAL PROCEEDINGS.

On November 1, 1995, the Company filed suit against Borden, Inc. in Federal District Court in New York related to the Company's November 1994 acquisition of a Brazilian pasta business. The suit was settled in August 1997 for $35.0 million.

On November 10, 1994, two purported class actions were commenced in the United States District Court for the District of New Jersey (the "District Court") on behalf of all purchasers of the common stock of The Quaker Oats Company (the "Company") during the period between September 1, 1994 and
November  2,  1994 (the  "Weiner  Action").   On  January 20, 1995,
plaintiffs filed an amended consolidated class action complaint, and on May 2, 1995, plaintiffs filed a second amended consolidated class action complaint. As amended, the Weiner Action purports to be brought on behalf of all purchasers of the Company's common stock during the period between August 4, 1994 and November 1, 1994. Named as defendants are
the Company and William D.  Smithburg.   Plaintiffs allege,  among other
things, that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company's disclosure concerning its earnings growth goals and indebtedness guideline. Damages in an unspecified amount are sought. On May 23, 1996, the District Court dismissed this action. On November 6, 1997, the United States Court of Appeals for the Third Circuit issued a decision in which it affirmed the District Court's dismissal of plaintiffs' claims relating to Quaker's earnings growth goals, and reversed the District Court's dismissal of plaintiffs' claims relating to Quaker's indebtedness guideline. The Court of Appeals remanded the action to the District Court for further proceedings in connection with plaintiffs' claims concerning Quaker's indebtedness guideline, and the case now is pending in the District Court.

The Company believes it has strong defenses to the action described above. Although the ultimate outcome of the action described above cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of the management of the Company that the resolution of this action will not have a material adverse effect on the financial condition or the results of operations of the Company as set forth in the Consolidated Financial Statements contained in the Company's Annual Report.

The Company is also a party to a number of other lawsuits and claims, which it is vigorously defending. Such matters arise out of the normal course of business and relate to the Company's past acquisition activity and other issues. Certain of these actions seek damages in large amounts.
While the results of litigation cannot be predicted with certainty, management believes that the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations. Changes in assumptions, as well as actual experience, could cause the estimates made by management to change.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.




                                 PART II


ITEM  5.  MARKET  FOR  THE REGISTRANT'S COMMON EQUITY AND  RELATED
STOCKHOLDER MATTERS.

The information set forth under the captions "Six-Year Selected Financial Data," "Eleven-Year Selected Financial Data," "Quarterly Financial Data," and "Corporate and Shareholder Information," found on pages 41, 44-45, 58 and 65, respectively, of the Company's Annual Report, is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA.

The information set forth under the captions "Six-Year Selected Financial Data," and "Eleven-Year Selected Financial Data," found on pages 40-41 and 42-45, respectively, of the Company's Annual Report, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth under the caption "Management's Discussion and Analysis," found on pages 25-30 of the Company's Annual Report, is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information set forth under the caption "Derivative Financial and Commodity Instruments," found on pages 29-30 of the Company's Annual Report, is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following audited consolidated financial statements of The Quaker Oats Company and its subsidiaries, and the report of the independent public accountants thereon, found on the indicated pages in the Company's Annual Report, are incorporated herein by reference.

  1.) Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995 (page 31).
  2.)  Consolidated Balance Sheets as of December 31, 1997 and 1996 (pages 32-
       33).
  3.) Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 (page 34).
  4.) Consolidated Statements of Common Shareholders' Equity as of December 31, 1997, 1996 and 1995 (pages 38-39).
  5.) Notes to the Consolidated Financial Statements for the years ended December 31, 1997, 1996 and 1995 (pages 46-58).
  6.)  Report of Independent Public Accountants (page 64).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.





                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors
The information set forth under the caption "Election of Directors," found on pages 5-7 of the Company's Proxy Statement, is incorporated herein by reference.

Executive Officers
The information set forth under the caption "Officers," found on pages 62-63 of the Company's Annual Report, lists the executive officers of the registrant as of March 11, 1998, and is incorporated herein by reference.

On March 12, 1998, the Company announced organizational changes including changes in executive officers. The following is a list of Executive Officers, as defined by the Securities and Exchange Commission, of the Company as of March 12, 1998:

 Senior Officers
  Robert S. Morrison    Age 55  Chairman, President and CEO
  John A. Boynton       Age 44  Senior Vice President
  Terrence B. Mohr      Age 54  Senior Vice President-Customer Organization
  John G. Jartz         Age 44  Senior Vice President-General Counsel,
                                  Business Development and Corporate Secretary
  Douglas J. Ralston    Age 52  Senior Vice President-Human Resources
  Robert  S. Thomason   Age 53  Senior Vice President-Finance and
                                  Chief Financial Officer
  Russell A. Young      Age 49  Senior Vice President-Supply Chain

 Corporate Staff Officers
  Janet K. Cooper       Age 44  Vice President-Treasurer and Tax
  Margaret M. Eichman   Age 39  Vice President-Investor Relations and
                                  Corporate Affairs
  Thomas L. Gettings    Age 41  Vice President and Corporate Controller

 Other Officers
  Cassian K. Cheung     Age 43  Vice President and President-Quaker Asia
  Harry M. Dent, III    Age 40  Vice President and President-Ready-to-
                                  Eat Cereals
  Polly B. Kawalek      Age 43  Vice President and President-Hot Breakfast
  Charles I. Maniscalco Age 44  Vice President and President-Snacks
  Mark A. Shapiro       Age 42  Vice President and President-Golden Grain
  Susan D. Wellington   Age 39  Vice President and President-U.S. Beverages
  Bernardo Wolfson      Age 44  Vice President and President-Quaker Latin
                                  America

All  of the above Executive Officers, except for Robert S. Morrison and Cassian
K. Cheung, have been employed by The Quaker Oats Company in an executive capacity for five years or more. Robert S. Morrison joined the Company in October 1997, and was formerly the Chairman and CEO of Kraft Foods, Inc., a division of Philip Morris Companies, Inc., (1994-1997) and President of General Foods U.S.A. of Philip Morris Companies, Inc., (1991-1994). Cassian K. Cheung joined the Company in December 1994, and was formerly the Chief
Operating Officer, General Manager-China for Nestle China Ltd. of The Nestle Company (1989-1994).

The information set forth under the caption "Compliance with Section 16(a)," found on page 11 of the Company's Proxy Statement, is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

The information set forth under the captions "Executive Compensation," "Compensation Committee Report" and "Performance Graph," found on pages 11-17, 18-19 and 20, respectively, of the Company's Proxy Statement, is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the caption "Ownership of Company's Securities" found on pages 9-11 of the Company's Proxy Statement, is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable.


                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements.

The audited consolidated financial statements of The Quaker Oats Company and its subsidiaries and the Report of Independent Public Accountants thereon are listed in Item 8 of this Form 10-K, and are incorporated therein by reference.

(a)(2) Financial Statement Schedules.
 &(d)

All required financial statement schedules are included in the audited consolidated financial statements or notes thereto as incorporated under Item 8 of this Form 10-K.

(a)(3) Exhibits.
&(c)

The exhibits required to be filed are listed on the Exhibit Index attached hereto, which is incorporated herein by reference.

(b)    Reports on Form 8-K.

No reports on Form 8-K were filed in the last quarter of the period covered by this report.


                              EXHIBIT INDEX

                                                                     PAPER (P),
                                                                   ELECTRONIC (E)
                                                                        OR
EXHIBIT                                                             INCORPORATED
  NO.                           DESCRIPTION                      BY REFERENCE (IBRF)
3(a)      Restated Certificate of Incorporation (incorporated
          by reference to the Company's Form 10-K for the fiscal
          year ended December 31, 1996, file number 1-12)               IBRF
3(b)      Bylaws of The Quaker Oats Company (incorporated by
          reference to the Company's Form 10-K for the fiscal
          year ended December 31, 1996, file number 1-12)               IBRF
4(a)      Shareholder Rights Plan effective May 8, 1996
          (incorporated by reference to the Company's Form 8-K
          filed on May 20, 1996, file number 1-12)                      IBRF
4(b)      Registrant undertakes to furnish to the Commission,
          upon request, a copy of any instrument defining the
          rights of holders of long-term debt of the registrant
          and all of its subsidiaries for which consolidated or
          unconsolidated financial statements are required to be
          filed                                                         IBRF
10(a)*    1984 Long Term Incentive Plan, as restated effective
          September 1, 1996 (incorporated by reference to the
          Company's Form 10-Q for  the fiscal quarter ended
          September 30, 1996, file number 1-12)                         IBRF
10(b)*    Deferred Compensation Plan for Directors of The Quaker
          Oats Company, as restated effective November 1, 1996
          (incorporated by reference to the Company's Form 10-K
          for the fiscal year ended December 31, 1996, file number
          1-12)                                                         IBRF
10(c)*    Deferred Compensation Plan for Executives of The Quaker
          Oats Company, as restated effective November 1, 1996
          (incorporated by reference to the Company's Form 10-K
          for the fiscal year ended December 31, 1996, file
          number 1-12)                                                  IBRF
10(d)*    Management Incentive Bonus Plan of The Quaker Oats
          Company as amended September 8, 1993 (incorporated by
          reference to the Company's Form  10-K  for the fiscal
          year ended June 30, 1994, file number  1-12)                  IBRF
10(e)*    Directors' Stock Compensation Plan, as restated effective
          November 1,1996 (incorporated by reference to the
          Company's Form 10-K for the fiscal year ended December
          31, 1996, file number 1-12)                                   IBRF
10(f)(1)* Executive Separation Agreements with certain Executive
          Officers, first effective  for the fiscal quarter ended
          December 31, 1996 (incorporated by reference to the
          Company's Form 10-K for the fiscal year ended December
          31, 1996, file number 1-12)                                   IBRF
10(f)(2)* Employment Agreement with Robert S. Morrison effective
          as of October 22, 1997                                          E
10(f)(3)* Executive Separation Agreement with Robert S. Morrison
          effective as of October 22, 1997                                E
10(g)*    The Quaker Supplemental Executive Retirement Program,
          as restated effective November 1, 1996 (incorporated by
          reference to the Company's Form 10-K for the fiscal year
          ended December 31, 1996, file number 1-12)                    IBRF
10(h)(1)* The Quaker Oats Company Benefits Protection Trust
          (incorporated by reference to the Company's Form 10-K
          for the fiscal year ended June 30, 1989, file number 1-12)    IBRF
10(h)(2)* First Amendment to The Quaker Oats Company Benefits
          Protection Trust (incorporated by reference to the
          Company's Form 10-K for the fiscal year ended June 30,
          1992, file number 1-12)                                       IBRF
10(h)(3)* Second Amendment to The Quaker Oats Company Benefits
          Protection Trust (incorporated by reference to the
          Company's Form 10-K for the fiscal year ended June 30,
          1992, file number 1-12)                                       IBRF
10(i)*    The Quaker Eligible Earnings Adjustment Plan, as restated
          effective November 1, 1996 (incorporated by reference to
          the Company's Form 10-K for the fiscal year ended December
          31, 1996, file number 1-12)                                   IBRF
10(j)(1)* Agreement Upon Separation of Employment with William D.
          Smithburg, effective  as  of  October 22, 1997
          (incorporated by reference to the Company's Form 10-Q for
          the fiscal quarter ended September 30, 1997, file 1-12)       IBRF
10(j)(2)* Quaker Officers Severance Program, as amended and restated
          effective July 9, 1997                                          E
10(j)(3)* First Amendment to the Quaker Officers Severance Program,
          as amended and restated, effective March 11, 1998               E
10(k)(1)* The  Quaker  Long Term Incentive Plan of 1990 (incorporated by reference to the Company's Form 10-Q for the fiscal
          quarter ended September 30, 1996, file number 1-12)           IBRF
10(k)(2)* The  Quaker  Long Term Incentive Plan of 1999, subject to shareholder approval at the Annual Meeting of Shareholders
          on May 13, 1998                                                 E
10(l)*    The  Quaker 415 Excess Benefit Plan, as restated effective
          November 1, 1996 (incorporated by reference to the
          Company's Form 10-K for the fiscal year ended December 31,
          1996, file number 1-12)                                       IBRF
10(m)*    Quaker Salaried Employees Compensation and Benefits
          Protection Plan, as restated effective November 1, 1996
          (incorporated by reference to the Company's Form 10-K for
          the fiscal year ended December 31, 1996, file number 1-12)    IBRF
12        Statement re Computation of Ratios                              E
13        Annual Report to Shareholders of The Quaker Oats Company
          for the fiscal year ended December 31, 1997                     E
21        List of Subsidiaries of the Registrant                          E
23        Consent of Auditors                                             E
27        Financial Data Schedules                                        E
99(1)     Announcement of Organization Changes on March 12, 1998          E
99(2)     Announcement of $1 Billion Share Repurchase Plan                E

* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.




                                  SIGNATURES

   Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE QUAKER OATS COMPANY

By /s/ ROBERT S. MORRISON
       Robert S. Morrison, Chairman, President and
       Chief Executive Officer

Date:  March 11, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 11th day of March 1998, by the following persons on behalf of the registrant and in the capacities indicated.


           Signature                                 Title
   /s/ ROBERT S. MORRISON       Chairman, President and Chief Executive Officer
       Robert S. Morrison

   /s/ ROBERT S. THOMASON       Senior Vice President Finance and Chief
       Robert S. Thomason       Financial Officer

   /s/ THOMAS L. GETTINGS       Vice President and Corporate Controller
       Thomas L. Gettings

   /s/ FRANK C. CARLUCCI        Director
       Frank C. Carlucci

   /s/ SILAS S. CATHCART        Director
       Silas S. Cathcart

   /s/ KENNETH I. CHENAULT      Director
       Kenneth I. Chenault

   /s/ JOHN H. COSTELLO         Director
       John H. Costello

   /s/ W. JAMES FARRELL         Director
       W. James Farrell

   /s/ JUDY C. LEWENT           Director
       Judy C. Lewent

   /s/ VERNON R. LOUCKS, JR.    Director
       Vernon R. Loucks, Jr.

   /s/ THOMAS C. MacAVOY        Director
       Thomas C. MacAvoy

   /s/ WALTER J. SALMON         Director
       Walter J. Salmon

   /s/ WILLIAM L. WEISS         Director
       William L. Weiss