Form 10-Q
period 1998-03-31
QUAKER OATS CO
filed 1998-05-05
CIK 81371

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


    X  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934


                 For the quarterly period ended March 31, 1998


    ___ Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934


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


                              YES   XX         NO ___


      The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on March 31, 1998 was 138,555,449





            THE QUAKER OATS COMPANY AND SUBSIDIARIES
                       INDEX TO FORM 10-Q


                                                                Page
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

      Condensed Consolidated Statements of Income
      and Reinvested Earnings for the Three Months
      Ended March 31, 1998 and 1997                              3

      Condensed Consolidated Balance Sheets as of
      March 31, 1998 and December 31, 1997                       4

      Condensed Consolidated Statements of Cash
      Flows for the Three Months Ended
      March 31, 1998 and 1997                                    5

      Net Sales and Operating Income by Segment for the
      Three Months Ended March 31, 1998 and 1997                 6

      Notes to the Condensed Consolidated Financial Statements   7-11

    Item 2 - Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                       12-16

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                   17

    Item 6 - Exhibits and Reports on Form 8-K                    17

SIGNATURES                                                       18

EXHIBIT INDEX                                                    19


              THE QUAKER OATS COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 AND REINVESTED EARNINGS (UNAUDITED)


                                                    Three Months Ended
Dollars in Millions (Except Per Share Data)             March 31,
                                                   1998           1997

Net sales                                       $ 1,092.3      $ 1,201.7
Cost of goods sold                                  552.2          627.7
Gross profit                                        540.1          574.0

Selling, general and administrative expenses        435.0          491.5
Restructuring charges and loss on divestiture         9.1        1,404.0
Interest expense                                     18.2           25.5
Interest income                                      (2.2)          (1.5)
Foreign exchange loss - net                           4.2            2.5

Income (loss) before income taxes                    75.8       (1,348.0)
Provision (benefit) for income taxes                 28.8         (238.2)

Net Income (Loss)                                    47.0       (1,109.8)

Preferred dividends - net of tax                      0.8            0.9
Net Income (Loss) Available for Common          $    46.2      $(1,110.7)

Per Common Share:
  Net income (loss)                             $    0.33      $   (8.15)
  Net income (loss) - assuming dilution         $    0.32      $   (8.15)
  Dividends declared                            $   0.285      $   0.285

Average Number of Common Shares Outstanding
  (in thousands)                                  138,625        136,305

Reinvested Earnings:
  Balance beginning of year                     $   431.0      $ 1,521.3
  Net income (loss)                                  47.0       (1,109.8)
  Dividends                                         (40.0)         (39.5)
  Balance end of period                         $   438.0      $   372.0


See accompanying notes to the condensed consolidated financial statements.


                 THE QUAKER OATS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)



                                                      March 31,   December 31,
Dollars in Millions                                     1998          1997
Assets
Current Assets:
  Cash and cash equivalents                           $   187.9     $    84.2
  Marketable securities                                   103.3            --
  Trade accounts receivable - net of allowances           326.4         305.7
  Inventories:
    Finished goods                                        194.9         172.6
    Grains and raw materials                               63.5          59.0
    Packaging materials and supplies                       27.5          24.5
      Total inventories                                   285.9         256.1
  Other current assets                                    195.0         487.0
      Total Current Assets                              1,098.5       1,133.0
Property, plant and equipment                           1,909.5       1,913.1
Less: accumulated depreciation                            762.6         748.4
    Property - net                                      1,146.9       1,164.7
Intangible assets - net of amortization                   325.8         350.5
Other assets                                               51.5          48.8
       Total Assets                                   $ 2,622.7     $ 2,697.0
Liabilities and Shareholders' Equity
Current Liabilities:
  Short-term debt                                     $    48.4     $    61.0
  Current portion of long-term debt                       106.5         108.4
  Trade accounts payable                                  209.7         191.3
  Other current liabilities                               563.9         585.0
      Total Current Liabilities                           928.5         945.7
Long-term debt                                            867.6         887.6
Other liabilities                                         569.6         578.9
Deferred income taxes                                      22.5          36.3
Preferred   Stock,  Series  B,  no  par   value,
  authorized 1,750,000 shares; issued 1,282,051
  of $5.46 cumulative convertible shares
  (liquidating preference of $78 per share)               100.0         100.0
Deferred compensation                                     (52.8)        (57.2)
Treasury Preferred Stock, at cost, 253,850 shares
  and 245,147 shares, respectively                        (23.4)        (22.3)
Common Shareholders' Equity:
  Common  stock,  $5 par value, authorized  400
    million shares; issued 167,978,792 shares             840.0         840.0
  Additional paid-in capital                               45.8          29.0
  Reinvested earnings                                     438.0         431.0
  Cumulative translation adjustment                       (74.0)        (82.4)
  Deferred compensation                                   (89.8)        (91.0)
  Treasury common stock, at cost, 29,423,343
    shares and 29,165,692 shares, respectively           (949.3)       (898.6)
     Total Common Shareholders' Equity                    210.7         228.0
      Total  Liabilities  and  Shareholders' Equity   $ 2,622.7     $ 2,697.0

   See accompanying notes to the condensed consolidated financial statements.


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                             Three Months Ended
Dollars in Millions                                              March 31,
                                                              1998       1997

Cash Flows from Operating Activities:
 Net income (loss)                                          $ 47.0    $(1,109.8)
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                              33.5         51.4
   Deferred income taxes                                      (3.1)        (4.2)
   Loss on divestiture - net of tax benefit of $260.0           --      1,144.0
   Restructuring charges                                       9.1           --
   (Gain) loss on disposition of property,
     plant and equipment                                      (1.1)         9.2
   Increase in trade accounts receivable                     (22.8)       (60.8)
   Increase in inventories                                   (34.6)       (45.9)
   Decrease (increase) in other current assets                15.2         (3.2)
   Increase in trade accounts payable                         19.2         54.2
   Decrease in other current liabilities                     (21.8)       (19.4)
   Change in deferred compensation                             5.6          4.0
   Other items                                               (11.8)         8.7
     Net Cash Provided by Operating Activities                34.4         28.2

Cash Flows from Investing Activities:
   Capital gains tax recovery                                240.0           --
   Business divestitures                                      73.2           --
   Purchase of marketable securities                        (103.3)          --
   Additions to property, plant and equipment                (34.9)       (40.9)
   Proceeds on sale of property, plant and equipment           3.2           --
     Net Cash Provided By (Used in) Investing Activities     178.2        (40.9)

Cash Flows from Financing Activities:
   Cash dividends                                            (40.0)       (39.5)
   Change in short-term debt                                 (12.5)        44.5
   Proceeds from long-term debt                                0.5          2.4
   Reduction of long-term debt                               (22.7)        (4.4)
   Issuance of common treasury stock                          53.4          8.1
   Repurchases of common stock                               (87.8)          --
   Repurchases of preferred stock                             (1.1)        (1.3)
     Net Cash (Used in) Provided by Financing Activities    (110.2)         9.8

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                            1.3         (2.5)

Net Increase (Decrease) in Cash and Cash Equivalents         103.7         (5.4)

Cash and Cash Equivalents - Beginning of Year                 84.2        110.5
Cash and Cash Equivalents - End of Period                   $187.9    $   105.1


  See accompanying notes to the condensed consolidated financial statements.


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                   NET SALES AND OPERATING INCOME BY SEGMENT
                                  (UNAUDITED)



                                          Net Sales   Operating Income (Loss)(a)
                                         Three Months          Three Months
Dollars in Millions                     Ended March 31,       Ended March 31,
                                        1998       1997       1998       1997
Foods (b)
 U.S. and Canadian                   $   636.2  $   642.7   $  82.4  $     77.9
 International                           161.3      155.2       2.7         0.8
Total Foods                          $   797.5  $   797.9   $  85.1  $     78.7

Beverages (b)
 U.S. and Canadian                   $   205.7  $   213.6   $  13.7  $     34.7
 International                            89.1       71.0       5.0        (0.3)
Total Beverages                      $   294.8  $   284.6   $  18.7  $     34.4

Divested Businesses (c)                     --  $   119.2        --  $ (1,424.8)

 Total Sales/Operating Income (Loss) $ 1,092.3  $ 1,201.7   $ 103.8  $ (1,311.7)


Less: General corporate expenses                                7.8         9.8
      Interest expense - net                                   16.0        24.0
      Foreign exchange loss - net                               4.2         2.5
Income (loss) before income taxes                           $  75.8  $ (1,348.0)


(a) Operating income (loss) includes certain allocations of overhead expenses.

(b) 1998 operating income for the Foods and Beverages businesses includes pretax restructuring charges of $9.1 million. U.S. and Canadian Foods and Beverages operating income each includes $3.3 million of these charges. International Foods and Beverages operating income includes $1.3 million and $1.2 million, respectively, of these charges.

(c) 1997 includes the sales and operating results of the Snapple beverages and certain food service businesses that were divested in 1997. Operating loss for the three months ended March 31, 1997, includes a noncash, pretax impairment loss of $1.40 billion related to the sale of the Snapple beverages business. See Note 3 for further discussion.


              THE QUAKER OATS COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                           MARCH 31, 1998


Note 1 - Basis of Presentation

The condensed consolidated financial statements include The Quaker Oats Company and its subsidiaries (the Company). The condensed consolidated statements of income and reinvested earnings for the three months ended March 31, 1998 and 1997, the condensed consolidated balance sheet as of March 31, 1998, and the condensed consolidated statements of cash flows for the three months ended March 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1998, and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's report to shareholders for the year ended December 31, 1997.

Certain previously reported amounts have been reclassified to conform to the current presentation.


Note 2 - Litigation

The Company is a party to a number of lawsuits and claims, which it is vigorously defending. Such matters arise out of the normal course of business and relate to the Company's past acquisition activity and other issues. Certain of these actions seek damages in large amounts. While the results of litigation cannot be predicted with certainty, management believes that the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations. Changes in assumptions, as well as actual experience, could cause the estimates made by management to change.


Note 3 - Divestitures

Cash proceeds of $73.2 million from the December 1997 sale of certain food service businesses were received in January 1998. In March 1998, the Company received $240.0 million from the recovery of income taxes paid on previous capital gains related to divestitures. Cash provided by investing activities for the three months ended March 31, 1998 (the current year) includes these amounts.

The Company reached a definitive agreement to sell the Snapple beverages business on March 27, 1997, and, accordingly, classified the business as an asset held for sale. On that date, the Company recorded a $1.40 billion noncash impairment loss to reduce the carrying value of Snapple net assets to fair market value. On May 22, 1997, the Company completed the sale of 100 percent of its shares of Snapple Beverage Corp. to Triarc Companies, Inc. for $300.0 million, and realized a loss on sale of $10.6 million.

Note 4 - Restructuring Charges

During the current year, the Company recorded pretax restructuring charges of $9.1 million related to the organizational changes announced on March 12, 1998. The changes included removing a layer of executive management and resulted in the elimination of approximately 20 positions. The restructuring charges are comprised of severance benefits and are reflected in the operating results of the business segments as follows: U.S. and Canadian Foods $3.3 million, U.S. and Canadian Beverages $3.3 million, International Foods $1.3 million and International Beverages $1.2 million. Cash savings from these actions will begin in 1998 and are estimated to be about $6.5 million annually.


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


Note 6 - Marketable Securities

In January 1998, the Company purchased $103.3 million of marketable securities. The marketable securities are available for sale and consist of investments in a mutual fund that holds U.S. Treasury instruments with maturities of less than twelve months. At March 31, 1998, the book value of the Company's investment in marketable securities approximated fair value.


Note 7 - Current and Pending Accounting Changes

In July 1997, the Financial Accounting Standards Board (the FASB) issued Statement #130, "Reporting Comprehensive Income." This Statement establishes standards for reporting comprehensive income in financial statements. The Company adopted Statement #130 in January 1998 and has elected to disclose comprehensive income in the notes to the condensed consolidated financial statements. See Note 8 for further discussion.

In July 1997, the FASB issued Statement #131, "Disclosures about Segments of an Enterprise and Related Information." This Statement expands certain reporting and disclosure requirements for segments from current standards. In February 1998, the FASB issued Statement #132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company is not required to adopt these Statements until December 1998 and does not expect the adoption of these standards to result in material changes to previously reported amounts.

In January 1998, Statement of Position (SOP) #98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued. This SOP provides guidance on the accounting for computer software costs. In April 1998, SOP #98-5, "Reporting on the

Costs of Start-Up Activities," was issued. This SOP provides guidance on accounting for the cost of start-up activities. The Company is not required to adopt these Statements until January 1999 and does not expect the adoption of these standards to result in material changes to previously reported amounts or disclosures.


Note 8 - Comprehensive Income (Loss)

Total comprehensive income (loss) for the three months ended March 31, 1998 and 1997, was $55.4 million and $(1,113.2) million, respectively. Total comprehensive income (loss) for the Company includes net income (loss) and foreign currency translation adjustments.


Note 9 - Derivative Financial and Commodity Instruments

The Company actively monitors its exposure to commodity price, foreign currency exchange rate and interest rate risks and uses derivative financial and commodity instruments to manage the impact of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price, exchange rate or interest rate fluctuations alone, nor does it use instruments where there are not underlying exposures. Complex instruments involving leverage or multipliers are not used. Management believes that its use of these instruments to manage risk is in the Company's best interest.

Instruments used as hedges must be effective at reducing the risks associated with the underlying exposure and must be designated as a hedge at the inception of the contract. Accordingly, changes in the market value of the instruments must have a high degree of inverse correlation with changes in market values or cash flows of the underlying hedged item.

Summarized below are the specific accounting policies by market risk category.

Commodity Price Risk
The  Company  uses  commodity futures and  options  to  manage  price exposures on commodity inventories or anticipated purchases of commodities. The deferral method is used to account for those instruments which effectively hedge the Company's price exposures. For hedges of anticipated transactions, the significant characteristics and terms of the anticipated transaction must be identified, and the transaction must be probable of occurring to qualify for deferral method accounting.

Under the deferral method, gains and losses on derivative instruments are deferred in the condensed consolidated balance sheets as a component of other current assets (if a loss) or other current liabilities (if a gain) until the underlying inventory being hedged is sold. As the hedged inventory is sold, the deferred gains and losses are recognized in the condensed consolidated statements of income as a component of cost of goods sold. Derivative instruments that do not meet the above criteria required for deferral treatment are accounted for under the fair value method with gains and losses recognized currently in the condensed consolidated statements of income as a component of cost of goods sold.

Foreign Currency Exchange Rate Risk
The Company uses forward contracts, purchased options, and currency swap agreements to manage foreign currency exchange rate risk related to projected operating income from foreign operations and net investments in foreign subsidiaries. The fair value method is used to account for these instruments. Under the fair value method, the instruments are carried at fair value on the condensed consolidated balance sheets as a component of other current assets (deferred charges) or other current liabilities (deferred revenue). Changes in the fair value of derivative instruments which are used to manage exchange rate risk in foreign-currency denominated operating income and net investments in highly inflationary economies are recognized in the condensed consolidated statements of income as foreign exchange loss or gain. Changes in the fair value of such instruments used to manage exchange rate risk on net investments in economies that are not highly inflationary are recognized in the condensed consolidated balance sheets as a component of the cumulative translation adjustment in common shareholders' equity and are included in comprehensive income. To the extent an instrument is no longer effective as a hedge of a net investment due to a change in the underlying exposure, gains and losses are recognized currently in the condensed consolidated statements of income as foreign exchange loss or gain.

Interest Rate Risk
The Company has used interest rate swap agreements to reduce its exposure to changes in interest rates and to balance the mix of its fixed and floating rate debt. Currently, there are no interest swap agreements outstanding. The settlement costs of terminated swap agreements are reported in the condensed consolidated balance sheets as a component of other assets and are being amortized over the life of the original swap agreements. The amortization of the settlement amounts is reported in the condensed consolidated statements of income as a component of interest expense.


Note 10 - Share Repurchases

During the current year, the Company repurchased 1.8 million shares of its outstanding common stock for $99.5 million under the 10 million share repurchase program announced in August 1993. On March 12, 1998, the Company announced a plan to repurchase up to $1 billion in shares of its outstanding common stock.


Note 11 - Earnings Per Share

Reconciliations of basic earnings per share (EPS) to diluted EPS were as follows:


Dollars in Millions                           Three Months Ended March 31,
(Except Per Share Data)                        1998                 1997

                                         Income   Shares      Income    Shares

Net income (loss)                        $ 47.0            $(1,109.8)
Less:  Preferred dividends                  0.8                  0.9
Net income (loss) available for common   $ 46.2  138,625   $(1,110.7)  136,305

Net income (loss) per common share       $ 0.33            $   (8.15)

Net income (loss) available for common   $ 46.2  138,625   $(1,110.7)  136,305

Effect of dilutive securities:
  Stock options                              --    3,660          --        --
  Non-vested awards                          --       96          --        --
  ESOP Convertible Preferred Stock          0.7    2,229          --        --
                                         $ 46.9  144,610   $(1,110.7)  136,305

Net income (loss) per common share -
  assuming dilution                      $ 0.32            $   (8.15)


The increase in common shares outstanding at March 31, 1998, compared to March 31, 1997, reflects the exercise of a significant number of employee stock options, partly offset by share repurchases.

As of March 31, 1998 and 1997, certain stock options were excluded from the computation of diluted EPS because the exercise prices were higher than the average market price. As the Company incurred a net loss for the three months ended March 31, 1997, there were no adjustments for potentially dilutive securities as the adjustments would have been antidilutive. Adjustments to income and shares for such potentially dilutive securities in the three months ended March 31, 1997, had the Company earned net income, would have resulted in a $0.7 million increase to net income available for common and an increase of 4.0 million shares. Historical adjustments for potentially dilutive securities are not necessarily indicative of future trends.

              THE QUAKER OATS COMPANY AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended March 31, 1998 Compared with
Three Months Ended March 31, 1997

Consolidated Operating Results

The following tables summarize the net sales and operating results of the Company for the three months ended March 31, 1998 (current year) and March 31, 1997 (prior year):

                                                  NET SALES
                                                   for the
                                         Three Months Ended March 31,
Dollars in Millions                1998                                  1997
                    U.S. and                               U.S. and
                    Canadian  International       Total    Canadian  International      Total
Foods               $  636.2       $  161.3    $  797.5    $  642.7       $  155.2   $  797.9
Beverages              205.7           89.1       294.8       213.6           71.0      284.6
Ongoing Businesses     841.9          250.4     1,092.3       856.3          226.2    1,082.5

Divested Businesses       --             --          --       114.9            4.3      119.2

Total Company       $  841.9       $  250.4    $1,092.3    $  971.2       $  230.5   $1,201.7


                                           OPERATING INCOME (LOSS)
                                                   for the
                                         Three Months Ended March 31,
Dollars in Millions                1998                                  1997
                    U.S. and                                U.S. and
                    Canadian  International       Total     Canadian  International        Total
Foods                $  82.4        $   2.7     $  85.1    $    77.9        $   0.8    $    78.7
Beverages               13.7            5.0        18.7         34.7           (0.3)        34.4
Ongoing Businesses      96.1            7.7       103.8        112.6            0.5        113.1

Loss on divestiture       --             --          --     (1,404.0)            --     (1,404.0)
Divested Businesses       --             --          --        (18.8)          (2.0)       (20.8)
                          --             --          --     (1,422.8)          (2.0)    (1,424.8)

Total Company        $  96.1        $   7.7     $ 103.8    $(1,310.2)       $  (1.5)   $(1,311.7)


Note:   Operating  results  include  certain  allocations  of  overhead expenses.

"Foods": includes all food lines as well as the food service business. "Beverages": includes Gatorade thirst quencher sports beverages. "Ongoing Businesses": includes the net sales and operating results of all company businesses not reported as Divested Businesses (see below). "Loss on divestiture": represents the noncash, pretax impairment loss related to the sale of the Snapple beverages business.
"Divested Businesses": 1997 includes prior year net sales and operating income (through the divestiture date) for the Snapple beverages business (May 1997) and certain food service businesses (December 1997).


Consolidated net sales decreased 9 percent primarily due to the absence of divested businesses in the current year. Excluding divested businesses, sales increased 1 percent from the prior year. Price changes did not significantly affect the comparison of current and prior year net sales.

Consolidated gross profit margin was 49.5 percent in the current year compared to 47.8 percent in the prior year. The gross profit margin improvement reflects the divestiture of the lower-margin Snapple beverages business in May 1997.

Selling, general and administrative (SG&A) expenses decreased $56.5 million, or 12 percent, primarily due to the absence of divested businesses. For ongoing businesses, SG&A expenses increased $8.8 million, or 2 percent. Total Company advertising and merchandising (A&M) expenses were 25.8 percent of sales during the current year, up from 25.4 percent in the prior year.

On March 12, 1998, the Company announced organizational changes designed to capitalize on its competitive strengths in marketing, selling and manufacturing and to facilitate the sharing of best practices across its businesses. The changes included removing a layer of executive management which resulted in the elimination of approximately 20 positions and restructuring charges of $9.1 million for severance benefits. These restructuring charges are reflected in the operating results of the business segments as follows: U.S. and Canadian Foods $3.3 million, U.S. and Canadian Beverages $3.3 million, International Foods $1.3 million and International Beverages $1.2 million. Cash savings from these actions will begin in 1998 and are estimated to be about $6.5 million annually. The Company expects organizational alignment activities to continue during the current year and to total approximately $15 million to $25 million in restructuring charges. Additionally, the Company will continue to pursue other cost-reduction activities, some of which could result in future charges.

Consolidated operating income was $103.8 million in the current year compared to a loss of $1.31 billion in the prior year which included a $1.40 billion noncash, pretax impairment loss related to the sale of the Snapple beverages business. Excluding the current year restructuring charges and operating results from divested businesses in 1997, operating income was $112.9 million compared to $113.1 million in the prior year.

Net financing costs (net interest expense and foreign exchange losses) decreased $6.3 million in the current year, due to lower interest expense. Debt levels declined over $500 million from a year ago, as divestiture proceeds and cash flow from operations were used to pay down debt.

Excluding the impact of restructuring charges and the prior year impairment loss, the effective tax rate in the current year was 38.2 percent versus 39.0 percent in the prior year. The decrease was primarily due to the absence of non-deductible amortization expense related to Snapple intangibles.

Industry Segment Operating Results

Foods - U.S. and Canadian sales decreased 1 percent while volume was flat. Sales increases in flavored rice and pasta and snacks were offset by sales declines in hot cereals, partly driven by unusually mild winter weather. While ready-to-eat cereals sales decreased slightly, volumes were up 5 percent reflecting the continued growth of bagged cereals. Excluding current year restructuring charges of $3.3 million, U.S. and Canadian operating income increased 10 percent from the prior year as improved gross margins, reduced overheads and lower marketing costs offset the impact of the sales decline. Lower A&M expenses reflect reduced spending on hot cereals compared to the prior year.

International sales and volume increased 4 percent, driven by 9 percent sales growth in Latin America, reflecting increases in the canned fish and chocolate beverage businesses, partly offset by declines in Europe and Asia/Pacific Foods. Excluding current year restructuring charges of $1.3 million, International Foods operating income increased $3.2 million reflecting profitability growth in the Latin American and European businesses.

Beverages - U.S. and Canadian sales and volume declined 4 percent and 1 percent, respectively. Cool, wet weather in key West Coast and Southeastern markets contributed to the decline in the United States compared to the prior year. Prior year sales increased 15 percent, reflecting incremental sales from a new product, Gatorade Frost. Excluding current year restructuring charges of $3.3 million, operating income was $17.0 million, compared to $34.7 million in the prior year. The decrease in operating income was due to: a 15 percent increase in marketing costs, including spending for a new advertising campaign; the absorption of overhead costs previously allocated to the Snapple beverages business; and the sales decline.

International sales increased 25 percent, primarily due to significant sales and volume gains in Latin America. Latin American sales increased 31 percent, reflecting strong execution of go-to-market initiatives, including improved cold-channel distribution. Sales in Europe increased 15 percent and sales in the Asia/Pacific region were nearly flat. Excluding current year restructuring charges of $1.2 million, operating income was $6.2 million compared to a loss of $0.3 million in the prior year. Operating income improved in the Latin American and European businesses, while underwriting was reduced in the Asia/Pacific business.


Liquidity and Capital Resources

Net cash provided by operating activities was $34.4 million, an increase of $6.2 million from the prior year, reflecting improved operating profitability. Capital expenditures for the current and
prior  year were $34.9 million and $40.9 million, respectively.   The
rate of capital expenditures is expected to increase during the remainder of the current year as the Company continues its expansion of production capacity for U.S. and International Beverages and grain-based products in the United States. The Company expects that capital expenditures and cash dividends for the remainder of the year will be financed through cash flow from operating activities and liquidation of the investments in marketable securities.

Cash provided by investing activities includes the $240.0 million recovery of income taxes paid on previous capital gains related to divestitures, and cash proceeds of $73.2 million from the December 1997 sale of certain food service businesses. These cash flows were partly offset by the Company's purchase of $103.3 million of marketable securities.

Financing activities used cash of $110.2 million in the current year to pay down debt and to repurchase shares. Financing activities provided cash of $9.8 million in the prior year. During the current year, the Company repurchased 1.8 million shares of its outstanding common stock for $99.5 million under the 10 million share repurchase program announced in August 1993. On March 12, 1998, the Company announced a plan to repurchase up to $1 billion in shares of its outstanding common stock. During the current year, over 1.5 million of employee stock options were exercised which provided cash of $53.4 million.

Short-term and long-term debt (total debt) as of March 31, 1998 was $1.02 billion, a decrease of $34.5 million from December 31, 1997. In March 1998, the Fitch rating agency upgraded Quaker's long-term debt rating from BBB to BBB+. The improved debt rating reflects the significant reduction in debt levels compared to the prior year. Other debt and commercial paper ratings were unchanged.


Derivative Financial and Commodity Instruments

The Company actively monitors its exposure to commodity price, foreign currency exchange rate and interest rate risks and uses derivative financial and commodity instruments to manage the impact of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price, exchange rate or interest rate fluctuations alone, nor does it use instruments where there are not underlying exposures. Complex instruments involving leverage or multipliers are not used. Management believes that its use of these instruments to manage risk is in the Company's best interest.

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity or financial instrument assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices, if available. The results of the sensitivity analyses as of March 31, 1998 did not differ materially from the amounts reported as of December 31, 1997. Actual changes in market prices or rates may differ from hypothetical changes.


Current and Pending Accounting Changes and Other Matters

In July 1997, the FASB issued Statement #130, "Reporting Comprehensive Income." This Statement establishes standards for reporting comprehensive income in financial statements. The Company adopted Statement #130 in January 1998 and has elected to disclose comprehensive income, which for the Company includes net income and foreign currency translation adjustments, in the notes to the condensed consolidated financial statements. See Note 8 for further discussion.

In July 1997, the FASB issued Statement #131, "Disclosures about Segments of an Enterprise and Related Information." This Statement expands certain reporting and disclosure requirements for segments from current standards. In February 1998, the FASB issued Statement #132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company is not required to adopt these Statements until December 1998 and does not expect the adoption of these standards to result in material changes to previously reported amounts.

In January 1998, Statement of Position (SOP) #98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued. This SOP provides guidance on the accounting for computer software costs. In April 1998, SOP #98-5, "Reporting on the Costs of Start-Up Activities," was issued. This SOP provides guidance on accounting for the cost of start-up activities. The Company is not required to adopt these Statements until January 1999 and does not expect the adoption of these standards to result in material changes to previously reported amounts or disclosures.

The Company uses software and other related technologies throughout its business that will be affected by the date change in the Year 2000. With senior management accountability and corporate staff guidance, the affected operating units are in varying stages of assessment and implementation of a plan to address the Company's Year 2000 issues. Overall, the Company has targeted Year 2000 compliance primarily by the end of 1998, with certain operating units targeting compliance by no later than mid-1999. While the Company's plans are underway, and the Company does not anticipate such, the consequences of non-compliance by the Company, its customers or its suppliers, could have a material adverse impact on the Company's operations. The Company will continue to incur expenses related to these efforts; however, such expenses are not expected to have a material impact on the Company's results of operations.


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

The Company continues to review its business strategies, including strategies related to its business portfolio, and may change its priorities, which could result in future charges.

                     PART II - OTHER INFORMATION


Item 1    Legal Proceedings

          Note 2 in Part I is incorporated by reference herein.

Item 6    Exhibits and Reports on Form 8-K

Item 6(a) See Exhibit Index.

          All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 1998, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.



                             SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            The Quaker Oats Company
                                 (Registrant)




Date  May 1, 1998           /s/ Robert S. Thomason
                              Robert S. Thomason
                        Senior Vice President - Finance and
                            Chief Financial Officer




Date  May 1, 1998           /s/ Thomas L. Gettings
                              Thomas L. Gettings
                              Vice President and
                             Corporate Controller


                        EXHIBIT INDEX

Exhibit                                                    Paper (P) or
Number       Description                                   Electronic (E)

10(a)        Agreement Upon Separation of Employment
             with Barbara R. Allen, effective as of April
             1, 1998                                             E

10(b)        Agreement Upon Separation of Employment
             with James F. Doyle, effective as of April
             1, 1998                                             E

10(c)        Agreement Upon Separation of Employment
             with Douglas W. Mills, effective as of April
             1, 1998                                             E

10(d)        Agreement Upon Separation of Employment
             with Douglas J. Ralston, effective as of April
             1, 1998                                             E


27           Financial Data Schedule                             E



