Form 10-Q
period 1998-06-30
QUAKER OATS CO
filed 1998-07-31
CIK 81371

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


    X  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934


                 For the quarterly period ended June 30, 1998


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


                               YES   XX         NO


      The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on June 30, 1998 was 136,313,888





                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                              INDEX TO FORM 10-Q


                                                                Page
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

    Condensed Consolidated Statements of Income
    and Reinvested Earnings for the Six and Three Months
    Ended June 30, 1998 and 1997                                3-4

    Condensed Consolidated Balance Sheets as of
    June 30, 1998 and December 31, 1997                         5

    Condensed Consolidated Statements of Cash
    Flows for the Six Months Ended
    June 30, 1998 and 1997                                      6

    Net Sales and Operating Income by Segment for the
    Six and Three Months Ended June 30, 1998 and 1997           7-8

    Notes to the Condensed Consolidated Financial Statements    9-14


  Item 2 - Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                        15-23

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                    24

  Item 4 - Submission of Matters to a Vote of
           Security Holders                                     24-25

  Item 6 - Exhibits and Reports on Form 8-K                     25

SIGNATURES                                                      26

EXHIBIT INDEX                                                   27


<2>


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     AND REINVESTED EARNINGS (UNAUDITED)


                                                      Six Months Ended
Dollars in Millions (Except Per Share Data)                June 30,
                                                     1998           1997

Net sales                                        $  2,474.0     $  2,597.2
Cost of goods sold                                  1,228.7        1,331.8
Gross profit                                        1,245.3        1,265.4

Selling, general and administrative expenses          951.4        1,012.0
Restructuring charges, asset impairments and
  divestiture loss                                     87.7        1,426.4
Interest expense                                       35.8           49.5
Interest income                                        (4.0)          (3.3)
Foreign exchange loss -- net                            8.9            5.0

Income (loss) before income taxes                     165.5       (1,224.2)
Provision (benefit) for income taxes                   62.0         (190.2)

Net Income (Loss)                                     103.5       (1,034.0)

Preferred dividends -- net of tax                       1.7            1.7
Net Income (Loss) Available for Common           $    101.8     $ (1,035.7)

Per Common Share:
  Net income (loss)                              $     0.74     $    (7.58)
  Net income (loss) -- assuming dilution         $     0.72     $    (7.58)
  Dividends declared                             $     0.57     $     0.57

Average Number of Common Shares Outstanding
  (in thousands)                                    138,036        136,572

Reinvested Earnings:
  Balance beginning of period                    $    431.0     $  1,521.3
  Net income (loss)                                   103.5       (1,034.0)
  Dividends                                           (80.3)         (79.0)
  Balance end of period                          $    454.2     $    408.3



 See accompanying notes to the condensed consolidated financial statements.



<3>


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     AND REINVESTED EARNINGS (UNAUDITED)


                                                     Three Months Ended
Dollars in Millions (Except Per Share Data)                June 30,
                                                     1998           1997

Net sales                                        $  1,381.7     $  1,395.5
Cost of goods sold                                    676.5          704.1
Gross profit                                          705.2          691.4

Selling, general and administrative expenses          516.4          520.5
Restructuring charges, asset impairments and
  divestiture loss                                     78.6           22.4
Interest expense                                       17.6           24.0
Interest income                                        (1.8)          (1.8)
Foreign exchange loss -- net                            4.7            2.5

Income before income taxes                             89.7          123.8
Provision for income taxes                             33.2           48.0

Net Income                                             56.5           75.8

Preferred dividends -- net of tax                       0.9            0.8
Net Income Available for Common                  $     55.6     $     75.0

Per Common Share:
  Net income                                     $     0.41     $     0.57
  Net income -- assuming dilution                $     0.40     $     0.57
  Dividends declared                             $    0.285     $    0.285

Average Number of Common Shares Outstanding
  (in thousands)                                    137,577        136,795

Reinvested Earnings:
  Balance beginning of period                    $    438.0     $    372.0
  Net income                                           56.5           75.8
  Dividends                                           (40.3)         (39.5)
  Balance end of period                          $    454.2     $    408.3



 See accompanying notes to the condensed consolidated financial statements.


<4>


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)



                                                     June 30,     December 31,
Dollars in Millions                                    1998           1997
Assets
Current Assets:
 Cash and cash equivalents                          $   128.8     $    84.2
 Marketable securities                                  111.2            --
 Trade accounts receivable -- net of allowances         400.5         305.7
 Inventories:
   Finished goods                                       192.8         172.6
   Grains and raw materials                              55.6          59.0
   Packaging materials and supplies                      29.1          24.5
    Total inventories                                   277.5         256.1
 Other current assets                                   192.4         487.0
    Total Current Assets                              1,110.4       1,133.0
Property, plant and equipment                         1,941.5       1,913.1
Less: accumulated depreciation                          807.6         748.4
   Property -- net                                    1,133.9       1,164.7
Intangible assets -- net of amortization                282.3         350.5
Other assets                                             48.7          48.8
     Total Assets                                   $ 2,575.3     $ 2,697.0

Liabilities and Shareholders' Equity
Current Liabilities:
 Short-term debt                                    $    39.8     $    61.0
 Current portion of long-term debt                       56.5         108.4
 Trade accounts payable                                 265.3         191.3
 Other current liabilities                              661.6         585.0
    Total Current Liabilities                         1,023.2         945.7
Long-term debt                                          867.7         887.6
Other liabilities                                       564.6         578.9
Deferred income taxes                                     3.7          36.3
Preferred Stock, Series B, no par value,
 authorized 1,750,000 shares; issued 1,282,051
 of $5.46 cumulative convertible shares
 (liquidating preference of $78 per share)              100.0         100.0
Deferred compensation                                   (52.8)        (57.2)
Treasury Preferred Stock, at cost, 270,659
 shares and 245,147 shares, respectively                (25.6)        (22.3)
 Common Shareholders' Equity:
 Common stock, $5 par value, authorized 400
  million shares; issued 167,978,792 shares             840.0         840.0
 Additional paid-in capital                              52.4          29.0
 Reinvested earnings                                    454.2         431.0
 Cumulative translation adjustment                      (77.5)        (82.4)
 Deferred compensation                                  (90.3)        (91.0)
 Treasury common stock, at cost, 31,664,904
  shares and 29,165,692 shares, respectively         (1,084.3)       (898.6)
    Total Common Shareholders' Equity                    94.5         228.0
     Total Liabilities and Shareholders' Equity     $ 2,575.3     $ 2,697.0


 See accompanying notes to the condensed consolidated financial statements.


<5>


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                          Six Months Ended
Dollars in Millions                                           June 30,
                                                        1998           1997

Cash Flows from Operating Activities:
 Net income (loss)                                   $  103.5      $ (1,034.0)
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                         67.7            89.4
   Deferred income taxes                                (22.1)            1.9
   Loss on divestiture -- net of tax benefit
     of $265.1                                             --         1,149.5
   Restructuring charges                                 24.7            11.8
   Asset impairment losses                               63.0              --
   Loss on disposition of property, plant and
     equipment                                            2.1            22.0
   Increase in trade accounts receivable                (99.4)         (133.1)
   Increase in inventories                              (28.1)          (52.4)
   Decrease in other current assets                      17.1             7.9
   Increase in trade accounts payable                    74.8            63.8
   Increase in other current liabilities                 59.6           110.7
   Change in deferred compensation                        5.1             3.2
   Other items                                            4.8            18.2
      Net Cash Provided by Operating Activities         272.8           258.9


Cash Flows from Investing Activities:
   Capital gains tax recovery                           240.0              --
   Business divestitures                                 73.2           300.0
   Purchase of marketable securities                   (111.2)             --
   Additions to property, plant and equipment           (84.6)          (93.5)
   Proceeds  on  sale  of property,  plant  and
     equipment                                            3.5              --
      Net Cash Provided By Investing Activities         120.9           206.5

Cash Flows from Financing Activities:
   Cash dividends                                       (80.3)          (79.0)
   Change in short-term debt                            (21.1)         (425.6)
   Proceeds from long-term debt                           0.8             4.3
   Reduction of long-term debt                          (73.0)           (9.1)
   Issuance of common treasury stock                     68.0            39.1
   Repurchases of common stock                         (250.2)             --
   Repurchases of preferred stock                        (3.3)           (2.3)
      Net Cash Used In Financing Activities            (359.1)         (472.6)

Effect of Exchange Rate Changes on Cash and Cash
  Equivalents                                            10.0            (2.7)

Net Increase (Decrease) in Cash and Cash
  Equivalents                                            44.6            (9.9)

Cash and Cash Equivalents -- Beginning of Period         84.2           110.5
Cash and Cash Equivalents -- End of Period           $  128.8      $    100.6


 See accompanying notes to the condensed consolidated financial statements.


<6>


                          THE QUAKER OATS COMPANY AND SUBSIDIARIES
                          NET SALES AND OPERATING INCOME BY SEGMENT
                                        (UNAUDITED)


                                               Net Sales          Operating Income (Loss)(a)
                                               Six Months                  Six Months
Dollars in Millions                          Ended June 30,              Ended June 30,
                                           1998         1997           1998         1997
Foods
  U.S. and Canadian (b)                 $ 1,237.3    $ 1,239.7      $   102.9    $   154.8
  International (c)                         319.4        314.4          (22.8)        (7.2)
Total Foods                             $ 1,556.7    $ 1,554.1      $    80.1    $   147.6

Beverages
  U.S. and Canadian (d)                 $   715.1    $   649.2      $   133.0    $   125.3
  International (e)                         202.2        174.3           11.0          2.8
Total Beverages                         $   917.3    $   823.5      $   144.0    $   128.1

Divested Businesses (f)                        --    $   219.6             --    $(1,430.5)

  Total Sales/Operating Income (Loss)   $ 2,474.0    $ 2,597.2      $   224.1    $(1,154.8)

Less:  General corporate expenses                                        17.9         18.2
       Interest expense -- net                                           31.8         46.2
       Foreign exchange loss -- net                                       8.9          5.0
Income (loss) before income taxes                                   $   165.5    $(1,224.2)


(a) Operating income (loss) includes certain allocations of overhead expenses.

(b) 1998 operating income includes pretax restructuring charges of $9.3 million for organization alignment and non-cash, pretax charges of $40.0 million for asset impairment losses.

(c) 1998 operating results include pretax restructuring charges of $7.8 million for organization alignment and non-cash, pretax charges of $23.0 million for asset impairment losses. 1997 operating results include pretax restructuring charges of $10.7 million for plant consolidations in the Brazilian pasta business.

(d) 1998 operating income includes pretax restructuring charges of $4.3 million for organization alignment.

(e) 1998 operating income includes pretax restructuring charges of $3.3 million for organization alignment. 1997 operating income includes pretax restructuring charges of $1.1 million for the closing of an office in Singapore.

(f) 1997 includes the sales and operating results of the Snapple beverages and certain food service businesses that were divested in 1997. Operating results for the six months ended June 30, 1997, includes a pretax loss of $1.41 billion on the sale of the Snapple beverages business. See Note 3 for further discussion.


<7>


                          THE QUAKER OATS COMPANY AND SUBSIDIARIES
                          NET SALES AND OPERATING INCOME BY SEGMENT
                                        (UNAUDITED)


                                               Net Sales          Operating Income (Loss)(a)
                                             Three Months               Three Months
Dollars in Millions                         Ended June 30,             Ended June 30,
                                           1998        1997          1998          1997
Foods
  U.S. and Canadian (b)                $    601.1    $   597.0      $    20.5    $    76.9
  International (c)                         158.1        159.2          (25.5)        (8.0)
Total Foods                            $    759.2    $   756.2      $    (5.0)   $    68.9

Beverages
  U.S. and Canadian (d)                $    509.4    $   435.6      $   119.3    $    90.6
  International (e)                         113.1        103.3            6.0          3.1
Total Beverages                        $    622.5    $   538.9      $   125.3    $    93.7

Divested Businesses (f)                        --    $   100.4             --    $    (5.7)

  Total Sales/Operating Income         $  1,381.7    $ 1,395.5      $   120.3    $   156.9


Less:  General corporate expenses                                       10.1           8.4
       Interest expense -- net                                          15.8          22.2
       Foreign exchange loss -- net                                      4.7           2.5
Income before income taxes                                          $   89.7     $   123.8


(a) Operating income (loss) includes certain allocations of overhead expenses.

(b) 1998 operating income includes pretax restructuring charges of $6.0 million for organization alignment and non-cash, pretax charges of $40.0 million for asset impairment losses.

(c) 1998 operating results include pretax restructuring charges of $6.5 million for organization alignment and non-cash, pretax charges of $23.0 million for asset impairment losses. 1997 operating results include pretax restructuring charges of $10.7 million for plant consolidations in the Brazilian pasta business.

(d) 1998 operating income includes pretax restructuring charges of $1.0 million for organization alignment.

(e) 1998 operating income includes pretax restructuring charges of $2.1 million for organization alignment. 1997 operating income includes pretax restructuring charges of $1.1 million for the closing of an office in Singapore.

(f) 1997 includes the sales and operating results of the Snapple beverages and certain food service businesses that were divested in 1997. Operating results for the three months ended June 30, 1997, includes a pretax loss of $10.6 million related to the sale of the Snapple beverages business. See Note 3 for further discussion.


<8>


                THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                            JUNE 30, 1998


Note 1 - Basis of Presentation

The condensed consolidated financial statements include The Quaker Oats Company and its subsidiaries (the Company). The condensed consolidated statements of income and reinvested earnings for the six and three months ended June 30, 1998 and 1997, the condensed consolidated balance sheet as of June 30, 1998, and the condensed consolidated statements of cash flows for the six months ended June 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1998, and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's report to shareholders for the year ended December 31, 1997.

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


Note 3 - Divestitures

Cash proceeds of $73.2 million from the December 1997 sale of certain food service businesses were received in January 1998. In March 1998, the Company received $240.0 million from the recovery of income taxes paid on previous capital gains related to divestitures. Cash provided by investing activities for the six months ended June 30, 1998 (current year) includes these amounts.

On May 22, 1997, the Company completed the sale of 100 percent of its shares of its wholly-owned subsidiary, Snapple Beverage Corp. (Snapple), to Triarc Companies, Inc. (Triarc) for $300 million in cash. The disposition was made pursuant to the Stock Purchase Agreement dated March 27, 1997, between the Company and Triarc. The Company realized a pretax loss on the sale of $10.6 million in the second quarter of 1997, which, combined with the previously recorded impairment loss in the first quarter of 1997, resulted in a total pretax loss on the sale of $1.41 billion.



<9>


                THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                            JUNE 30, 1998


Note 4 - Restructuring and Other Unusual Charges

The Company recorded pretax restructuring charges of $15.6 million during the three months ended June 30, 1998 (current quarter), related to the continuation of the strategic alignment activities announced in March 1998. During the current quarter, the Company announced plans for consolidating its food and beverage operations and other cost-reduction opportunities within the Latin America, Canada, Asia and Golden Grain businesses. These actions are expected to result in the elimination of approximately 400 positions. The charges are primarily comprised of severance and related benefits and are reflected in the operating results of the business segments as follows: U.S. and Canadian Foods $6.0 million, International Foods $6.5 million, U.S. and Canadian Beverages $1.0 million and International Beverages $2.1 million. Year-to-date restructuring charges are $24.7 million. Annualized cash savings from the current-year restructuring actions taken to date will begin in 1998 and are estimated to be about $26 million.

During the current year, the Company continued to review its strategies related to underperforming businesses in its portfolio. As a part of this review, the Company evaluated the recoverability of certain long-lived assets pursuant to the provisions of Financial Accounting Standards Board (FASB) Statement #121 for impaired assets held for use. As a result of this review, the Company recorded non-cash, pretax charges of $63.0 million for asset impairment losses and adjusted the carrying amount of the impaired assets to fair value.


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


Note 6 - Marketable Securities

In January 1998, the Company purchased $103.3 million of marketable securities. The marketable securities are available for sale and consist of investments in a mutual fund that holds U.S. Treasury instruments with maturities of less than twelve months. An additional $7.9 million of marketable securities were purchased in April 1998. At June 30, 1998, the carrying value of the Company's investment in marketable securities approximated fair value.

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


<10>


                THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                            JUNE 30, 1998


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

In June 1998, the FASB issued Statement #133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company must formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt this Statement until January 2000. The Company has not determined its method or timing of adopting this Statement or the impact on its financial statements.
However, when adopted this Statement could increase volatility in reported earnings and other comprehensive income of the Company.


Note 8 - Comprehensive Income (Loss)

Total comprehensive income for the three months ended June 30, 1998 and 1997, was $53.0 million and $75.8 million, respectively. For the six months ended June 30, 1998 and 1997, total comprehensive income
(loss) was $108.4 million and $(1,037.4) million, respectively. Total comprehensive income (loss) for the Company includes net income
(loss) and foreign currency translation adjustments.


Note 9 - Derivative Financial and Commodity Instruments

The Company actively monitors its exposure to commodity price, foreign currency exchange rate and interest rate risks and uses derivative financial and commodity instruments to manage the impact of certain of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price, exchange rate or interest rate fluctuations alone, nor does it use instruments where there are not underlying exposures. Complex instruments involving leverage or multipliers are not used. Management believes that its use of these instruments to manage risk is in the Company's best interest.


<11>


                THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                            JUNE 30, 1998


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


<12>


                THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                            JUNE 30, 1998


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


Note 10 - Revolving Credit Facilities

During the current quarter, the Company reduced the level of its revolving credit facilities from $675 million to $500 million. The Company now has a $335 million annually extendible five-year revolving credit facility and a $165 million 364-day extendible revolving credit facility which may, at the Company's option, be converted into a two-year term loan. Both facilities are with various banks. The facilities support the Company's commercial paper borrowings and are also available for direct borrowings.


Note 11 - Share Repurchases

During the current year, the Company repurchased 4.6 million shares of its outstanding common stock for $250.2 million, completing its 10 million share repurchase program announced in August 1993 and initiating the March 1998 repurchase program. Of the total shares repurchased, 2.8 million shares were repurchased during the current quarter for $150.7 million.


<13>


                             THE QUAKER OATS COMPANY AND SUBSIDIARIES
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (UNAUDITED)
                                        JUNE 30, 1998

Note 12 - Earnings Per Share

Reconciliations of basic earnings per share (EPS) to diluted EPS were as follows:



Dollars in Millions (Except Per Share Data)            Six Months Ended June 30,
                                                   1998                         1997

                                            Income       Shares         Income        Shares
Net income (loss)                         $   103.5                 $  (1,034.0)
Less: Preferred dividends                       1.7                         1.7
Net income (loss) available for common    $   101.8      138,036    $  (1,035.7)      136,572

Net income (loss) per common share        $    0.74                 $     (7.58)

Net income (loss) available for common    $   101.8      138,036    $  (1,035.7)      136,572


Effect of dilutive securities:
  Stock options                                  --        3,661             --            --
  Non-vested awards                              --           98             --            --
  ESOP Convertible Preferred Stock              1.4        2,214             --            --
                                          $   103.2      144,009    $  (1,035.7)      136,572
Net income (loss) per common share --
  assuming dilution                       $    0.72                 $     (7.58)



The increase in common shares outstanding at June 30, 1998, compared to June 30, 1997, reflects the exercise of a significant number of employee stock options, partly offset by share repurchases.

As of June 30, 1998 and 1997, certain stock options were excluded from the computation of diluted EPS because the exercise prices were higher than the average market price. As the Company incurred a net loss for the six months ended June 30, 1997, there were no adjustments for potentially dilutive securities as the adjustments would have been antidilutive. Adjustments to income and shares for such potentially dilutive securities in the six months ended June 30, 1997, had the Company earned net income, would have resulted in a $1.4 million increase to net income available for common and an increase of 4.3 million shares. Historical adjustments for potentially dilutive securities are not necessarily indicative of future trends.


Note 13 - Subsequent Event

On July 16, 1998, the Company announced that it had signed a definitive agreement to sell its Ardmore Farms juice and juice drinks business to Country Pure Foods, Inc. The sale of this business is not expected to have a material impact on the Company's operating results.

<14>


                          THE QUAKER OATS COMPANY AND SUBSIDIARIES
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Six Months Ended June 30, 1998 Compared with
Six Months Ended June 30, 1997

Consolidated Operating Results

The following tables summarize the net sales and operating results of the Company for the six months ended June 30, 1998 (current year) and June 30, 1997 (prior year):


                                                       NET SALES
                                                        for the
                                                Six Months Ended June 30,
Dollars in Millions                   1998                                     1997

                      U.S. and                                U.S. and
                      Canadian   International       Total    Canadian    International        Total
Foods                 $1,237.3       $   319.4    $1,556.7   $ 1,239.7         $  314.4    $ 1,554.1
Beverages                715.1           202.2       917.3       649.2            174.3        823.5
Ongoing Businesses     1,952.4           521.6     2,474.0     1,888.9            488.7      2,377.6

Divested Businesses         --              --          --       212.8              6.8        219.6

Total Company         $1,952.4       $   521.6    $2,474.0   $ 2,101.7         $  495.5    $ 2,597.2


                                                 OPERATING INCOME (LOSS)
                                                        for the
                                                Six Months Ended June 30,
Dollars in Millions                   1998                                     1997

                      U.S. and                                U.S. and
                      Canadian   International      Total     Canadian    International        Total
Foods                 $  102.9       $   (22.8)   $  80.1    $   154.8         $   (7.2)   $   147.6
Beverages                133.0            11.0      144.0        125.3              2.8        128.1
Ongoing Businesses       235.9           (11.8)     224.1        280.1             (4.4)       275.7

Loss on divestiture         --              --         --     (1,414.6)              --     (1,414.6)
Divested Businesses         --              --         --        (14.2)            (1.7)       (15.9)
Total Divested              --              --         --     (1,428.8)            (1.7)    (1,430.5)

Total Company         $  235.9       $   (11.8)   $ 224.1    $(1,148.7)        $   (6.1)   $(1,154.8)


Note:  Operating results include certain allocations of overhead expenses.

"Foods": includes all food lines as well as the food service business. "Beverages": includes Gatorade thirst quencher sports beverages.
"Ongoing Businesses": includes the net sales and operating results of all company businesses not reported as Divested Businesses (see below).
"Loss on divestiture": represents a pretax loss on the sale of the Snapple beverages business.
"Divested Businesses": 1997 includes prior-year net sales and operating income (through the divestiture date) for the Snapple beverages business (May 1997) and certain food service businesses (December 1997).

<15>


             THE QUAKER OATS COMPANY AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated net sales decreased 5 percent from the prior year, primarily due to the absence of divested businesses in the current year. Excluding divested businesses, sales increased 4 percent from the prior year led by 10 percent growth in the U.S. and Canadian Gatorade business. Price changes did not significantly affect the comparison of current and prior-year net sales.

Consolidated gross profit margin was 50.3 percent in the current year compared to 48.7 percent in the prior year. The gross profit margin improvement reflects the divestiture of the lower-margin Snapple beverages business in May 1997 and improved margins across all other business segments.

Selling, general and administrative (SG&A) expenses decreased $60.6 million, or 6 percent, primarily due to the absence of divested businesses. For ongoing businesses, SG&A expenses increased $38.4 million, or 4 percent, partly due to an increase in advertising and merchandising expenses (A&M). Total Company A&M expenses represented
25.4 percent of sales during the current year, compared to 25.1 percent in the prior year.

Consolidated operating income was $224.1 million in the current year compared to a loss of $1.15 billion in the prior year. The current-year operating results include $24.7 million of restructuring charges and $63.0 million of non-cash asset impairment losses. (See Restructuring and Other Unusual Charges for further discussion.) The prior-year operating results include a $1.41 billion loss on the sale of the Snapple beverages business and restructuring charges of $11.8 million. Excluding the restructuring charges, asset impairment losses and operating results from divested businesses, operating income of $311.8 million was up 8 percent compared to the prior year, primarily driven by growth in U.S. Gatorade and the Latin American and European Foods and Gatorade businesses.

Net financing costs (net interest expense and foreign exchange loss) decreased $10.5 million in the current year, primarily due to lower interest expense. Debt levels declined from a year ago, as divestiture proceeds, a $240.0 million tax recovery and cash flow from operations were used to pay down debt.

Excluding the impact of restructuring charges, a loss on divestiture in the prior year and current-year asset impairment losses, the effective tax rate in the current year was 37.0 percent versus 39.0 percent in the prior year. The decrease was primarily due to the absence of non-deductible amortization expense related to Snapple intangibles.


Industry Segment Operating Results

Foods - U.S. and Canadian sales and volume were even with the prior year. Sales increases in ready-to-eat cereals, snacks and Aunt Jemima syrups and mixes were partially offset by a sales decline in hot cereals, driven, in part, by unusually mild winter weather. The ready-to-eat cereals sales increase reflects the continued growth of bagged cereals, while snacks sales benefitted from growth in Chewy granola bars and a new product introduction, Quaker Fruit & Oatmeal Bars. Excluding current-year restructuring charges of $9.3 million and asset impairment losses of $40.0 million, U.S. and Canadian operating income decreased 2 percent from the prior year, primarily due to increased A&M spending.


<16>


                THE QUAKER OATS COMPANY AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Higher A&M expenses reflect increased spending on ready-to-eat cereals and new snacks, partly offset by lower spending for hot cereals as compared to the prior year.

International sales and volume increased 2 percent, driven by 4 percent sales growth in Latin America, reflecting increases in the canned fish and chocolate beverage businesses. The Latin America increase was partly offset by declines in Europe and Asia/Pacific Foods. Excluding current and prior year restructuring charges of $7.8 million and $10.7 million, respectively, and current-year asset impairment losses of $23.0 million, International Foods operating income increased $4.5 million reflecting improved profitability in the Latin American and European businesses and continued underwriting in the Asia/Pacific business.

Beverages - U.S. and Canadian Gatorade sales and volume grew 10 percent and 14 percent, respectively, driven by new packaging and flavors, and strong growth outside of the traditional retail market, along with more favorable weather versus the prior year. Excluding current-year restructuring charges of $4.3 million, operating income was $137.3 million, up 10 percent from the prior year. The increase in operating income was driven by strong sales growth and improved efficiencies in manufacturing and A&M expenditures.

International Gatorade sales and volume increased 16 percent and 25 percent, respectively, primarily due to a 29 percent sales gain in Latin America. The Latin American sales increase reflects strong execution of marketing and selling initiatives, including improved cold-channel distribution. Sales in Europe increased 7 percent, while a sales decline in the economically-troubled Asia/Pacific region reflected lower volumes and a weaker exchange rate. Excluding current and prior-year restructuring charges of $3.3 million and $1.1 million, respectively, operating income was $14.3 million, compared to $3.9 million in the prior year. Operating income improved in the Latin American and European businesses, while underwriting continued in the Asia/Pacific business.


<17>


                          THE QUAKER OATS COMPANY AND SUBSIDIARIES
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Three Months Ended June 30, 1998 Compared with
Three Months Ended June 30, 1997

Consolidated Operating Results

The following tables summarize the net sales and operating results of the Company for the three months ended June 30, 1998 (current year) and June 30, 1997 (prior year):


                                                    NET SALES
                                                     for the
                                             Three Months Ended June 30,
Dollars in Millions                  1998                                   1997

                     U.S. and                               U.S. and
                     Canadian   International      Total    Canadian    International      Total
Foods                $  601.1       $   158.1   $  759.2    $  597.0        $   159.2   $  756.2
Beverages               509.4           113.1      622.5       435.6            103.3      538.9
Ongoing Businesses    1,110.5           271.2    1,381.7     1,032.6            262.5    1,295.1

Divested Businesses        --              --         --        97.9              2.5      100.4

Total Company        $1,110.5       $   271.2   $1,381.7    $1,130.5        $   265.0   $1,395.5



                                               OPERATING INCOME (LOSS)
                                                     for the
                                             Three Months Ended June 30,
Dollars in Millions                  1998                                   1997

                     U.S. and                               U.S. and
                     Canadian   International      Total    Canadian    International      Total
Foods                $   20.5       $   (25.5)  $   (5.0)   $   76.9        $    (8.0)  $   68.9
Beverages               119.3             6.0      125.3        90.6              3.1       93.7
Ongoing Businesses      139.8           (19.5)     120.3       167.5             (4.9)     162.6

Loss on divestiture        --              --         --       (10.6)              --      (10.6)
Divested Businesses        --              --         --         4.6              0.3        4.9
Total Divested             --              --         --        (6.0)             0.3       (5.7)

Total Company        $  139.8       $   (19.5)  $  120.3    $  161.5        $    (4.6)  $  156.9


Note:  Operating results include certain allocations of overhead expenses.

"Foods": includes all food lines as well as the food service business. "Beverages": includes Gatorade thirst quencher sports beverages.
"Ongoing Businesses": includes the net sales and operating results of all company businesses not reported as Divested Businesses (see below).
"Loss on divestiture": represents a pretax loss related to the sale of the Snapple beverages business.
"Divested Businesses": 1997 includes prior-year net sales and operating income (through the divestiture date) for the Snapple beverages business (May 1997) and certain food service businesses (December 1997).


<18>


              THE QUAKER OATS COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated net sales decreased 1 percent from the prior year, primarily due to the absence of divested businesses in the current year. Excluding divested businesses, sales increased 7 percent from the prior year driven by 17 percent growth in the U.S. and Canadian Gatorade business and 1 percent growth in U.S. and Canadian Foods business. Price changes did not significantly affect the comparison of current and prior-year net sales.

Consolidated gross profit margin was 51.0 percent in the current year compared to 49.5 percent in the prior year. The gross profit margin improvement reflects the divestiture of the lower-margin Snapple beverages business in May 1997 and improved margins across all other business segments.

SG&A expenses decreased $4.1 million, or 1 percent, primarily due to the absence of divested businesses. For ongoing businesses, SG&A expenses increased $31.6 million, or 7 percent. Total Company A&M expenses were 25.1 percent of sales during the current year, up from
24.9 percent in the prior year.

Consolidated operating income was $120.3 million in the current year as compared to $156.9 in the prior year. The current-year operating results include $15.6 million in restructuring charges and $63.0 million in non-cash asset impairment losses. (See Restructuring and Other Unusual Charges for further discussion.) The prior-year operating results include a $10.6 million loss related to the sale of the Snapple beverages business and restructuring charges of $11.8 million related to plant consolidations in the Brazilian pasta business and the closing of a beverages office in Singapore. Excluding the restructuring charges, asset impairment losses and operating results from divested businesses, operating income of $198.9 million was up 14 percent compared to $174.4 million in the prior year.

Net financing costs (net interest expense and foreign exchange loss) decreased $4.2 million in the current year, primarily due to lower interest expense reflecting reduced debt levels.

Excluding the impact of restructuring charges, a loss on divestiture in the prior year and current-year asset impairment losses, the effective tax rate in the current quarter was 36.4 percent versus
39.0 percent in the same quarter last year.


Industry Segment Operating Results

Foods - U.S. and Canadian sales and volume increased 1 percent. Sales increased in ready-to-eat cereals, snacks and Aunt Jemima syrups and mixes. These increases were partly offset by a decline in hot cereals in its off-season. Ready-to-eat cereals sales increased 5 percent reflecting the continued growth of both bagged and boxed cereals, while continued growth in Chewy granola bars and the expansion of Quaker Fruit & Oatmeal Bars drove an increase in snacks sales. Excluding current-year restructuring charges of $6.0 million and asset impairment losses of $40.0 million, U.S. and Canadian operating income decreased 14 percent from the prior year. The decline in operating income was primarily driven by increased A&M expenses, partly offset by improved gross margins. Higher A&M expenses reflect increased spending on ready-to-eat cereals and new snacks, partly offset by lower spending on hot cereals compared to the prior year.


<19>

              THE QUAKER OATS COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

International sales decreased 1 percent on flat volume, driven by sales declines of 1 percent and 2 percent in Latin America and
Europe, respectively, partly offset by a sales increase in Asia/Pacific Foods off of a small base. Excluding current and prior-year restructuring charges of $6.5 million and $10.7 million, respectively, and current-year asset impairment losses of $23.0 million, International Foods operating income increased $1.3 million reflecting improvement in Europe, partly offset by continued underwriting in the Asia/Pacific region.

Beverages - U.S. and Canadian Gatorade sales and volume increased 17 percent and 22 percent, respectively, driven by new packaging and flavors, and strong growth outside of the traditional retail market, along with more favorable weather versus the prior year. Excluding current-year restructuring charges of $1.0 million, operating income was $120.3 million, compared to $90.6 million in the prior year. The 33 percent increase in operating income was due to sales growth and greater operating and marketing efficiencies.

International Gatorade sales and volume increased 9 percent and 16 percent respectively, primarily due to 27 percent sales growth in Latin America. Latin American sales reflected strong execution of marketing and selling initiatives, including improved cold-channel distribution. Sales in Europe were up 6 percent, while a sales decline in the economically-troubled Asia/Pacific region was partly driven by lower volumes and a weaker exchange rate. Excluding current and prior-year restructuring charges of $2.1 million and $1.1 million, respectively, operating income was $8.1 million, compared to $4.2 million in the prior year. Operating income improved in the Latin American and European businesses, while underwriting continued in the Asia/Pacific business.


Restructuring and Other Unusual Charges

The Company recorded pretax restructuring charges of $15.6 million during the three months ended June 30, 1998 (current quarter), related to the continuation of the strategic alignment activities announced in March 1998. During the current quarter, the Company announced plans for consolidating Foods and Beverages and other cost-reduction opportunities within the Latin America, Canada, Asia/Pacific and Golden Grain businesses. These actions are expected to result in the elimination of approximately 400 positions. The charges are primarily comprised of severance and related benefits and are reflected in the operating results of the business segments as follows: U.S. and Canadian Foods $6.0 million, International Foods $6.5 million, U.S. and Canadian Beverages $1.0 million and International Beverages $2.1 million. Year-to-date restructuring charges are $24.7 million. Annualized cash savings from the current-year restructuring actions taken to date will begin in 1998 and are estimated to be about $26 million.

The Company will continue to pursue cost-reduction activities, including additional strategic alignment activities, some of which could result in future charges. As a result, the Company expects to take additional restructuring charges of $20 million to $30 million in the second half of the year as it continues integrating its food and beverage operations with a focus on reducing total costs. These actions are expected to save the Company a comparable amount annually, once completed.


<20>


              THE QUAKER OATS COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During the current year, the Company continued to review its strategies related to underperforming businesses in its portfolio. As a part of this review, the Company evaluated the recoverability of certain long-lived assets pursuant to the provisions of Financial Accounting Standards Board (FASB) Statement #121 for impaired assets held for use. As a result of this review, the Company recorded non-cash, pretax charges of $63.0 million for asset impairments and adjusted the carrying amount of the impaired assets to fair value.

The Company continues to review its business strategies, including strategies related to its business portfolio, and may change its priorities, which could result in future charges.


Liquidity and Capital Resources

Net cash provided by operating activities was $272.8 million, an increase of $13.9 million from the prior year, primarily reflecting improved operating profitability. Capital expenditures for the current  and  prior  year  were  $84.6  million  and  $93.5  million,
respectively.   The  rate  of  capital expenditures  is  expected  to
increase during the remainder of the current year as the Company continues its expansion of production capacity for U.S. and
International Beverages and for certain Foods businesses in the United States. The Company expects that capital expenditures and cash dividends for the remainder of the year will be financed primarily through cash flow from operating activities.

Cash provided by investing activities includes a $240.0 million tax recovery and 1997 divestiture proceeds of $73.2 million received in the current year. These cash flows were partly offset by the Company's purchase of marketable securities of $103.3 million in January 1998. Cash provided by investing activities in the prior year includes the proceeds from the Snapple divestiture.

Financing activities used cash of $359.1 million in the current year to pay down debt and to repurchase shares. During the current year, the Company repurchased 4.6 million shares of its outstanding common stock for $250.2 million, completing its 10 million share repurchase program announced in August 1993 and initiating the March 1998 repurchase program. Separately, during the current year approximately 2 million employee stock options were exercised which provided cash of $68.6 million.

Short-term and long-term debt (total debt) as of June 30, 1998 was $964.0 million, a decrease of $93.0 million from December 31, 1997. During the three months ended June 30, 1998, the Company reduced the level of its revolving credit facilities from $675 million to $500 million. The Company now has a $335 million annually extendible five-year revolving credit facility and a $165 million 364-day extendible revolving credit facility which may, at the Company's option, be converted into a two-year term loan. Both facilities are with various banks. The facilities support the Company's commerical paper borrowings and are also available for direct borrowings.


<21>

              THE QUAKER OATS COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Derivative Financial and Commodity Instruments

The Company actively monitors its exposure to commodity price, foreign currency exchange rate and interest rate risks and uses derivative financial and commodity instruments to manage the impact of certain of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price, exchange rate or interest rate fluctuations alone, nor does it use instruments where there are not underlying exposures. Complex instruments involving leverage or multipliers are not used. Management believes that its use of these instruments to manage risk is in the Company's best interest.

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity or financial instrument assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices, if available. The results of the sensitivity analyses as of June 30, 1998 did not differ materially from the amounts reported as of December 31, 1997. Actual changes in market prices or rates may differ from hypothetical changes.


Current and Pending Accounting Changes

In July 1997, the FASB issued Statement #131, "Disclosures about Segments of an Enterprise and Related Information." This Statement expands certain reporting and disclosure requirements for segments from current standards. In February 1998, the FASB issued Statement #132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company is not required to adopt these Statements until December 1998 and does not expect the adoption of these standards to result in material changes to previously reported consolidated amounts.

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

In June 1998, the FASB issued Statement #133, "Accounting for Derivative Instruments and Hedging Activities." The Statement
establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company must formally document, designate, and assess



<22>

              THE QUAKER OATS COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt this Statement until January
2000. The Company has not determined its method or timing of adopting this Statement or the impact on its financial statements. However, when adopted this Statement could increase volatility in reported earnings and other comprehensive income of the Company.


Year 2000

The Company uses software and other related technologies throughout its business that will be affected by the date change in the year 2000. With senior management accountability and corporate staff guidance, the affected operating units have completed the assessment phase and are in varying stages of plan implementation to address the Company's year 2000 issues. Overall, the Company has targeted year 2000 compliance primarily by the end of 1998, with certain operating units targeting compliance by no later than mid-1999. While the
Company's plans are underway, and the Company does not anticipate such, the consequences of non-compliance by the Company, its customers or its suppliers, could have a material adverse impact on the Company's operations. The Company continues to incur expenses related to these efforts; however, such expenses are not expected to have a material impact on the Company's results of operations.


Subsequent Event

On July 16, 1998, the Company announced that it had signed a definitive agreement to sell its Ardmore Farms juice and juice drinks business to Country Pure Foods, Inc. The sale of this business is not expected to have a material impact on the Company's operating results.


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


<23>


                     PART II - OTHER INFORMATION


Item 1    Legal Proceedings

          Note 2 in Part I is incorporated by reference herein.

Item 4    Submission of Matters to a Vote of Security Holders

(a)       The Company's Annual Meeting of Shareholders was held on May 13, 1998.

          Represented at the Meeting, either in person or by proxy, were 128,900,446 voting shares, of a total below.

(c)       (i)     To elect three directors in Class III to serve for three-year terms expiring in the year 2001 or until their successors are elected and qualified. All nominees are named below.

           -      Frank C. Carlucci
                  Votes For Election - 126,385,054
                  Votes Withheld - 2,515,392

           -      Vernon R. Loucks, Jr.
                  Votes For Election - 126,547,417
                  Votes Withheld - 2,353,029

           -      Robert S. Morrison
                  Votes For Election - 126,677,217
                  Votes Withheld - 2,223,229

          (ii) To elect two directors in Class II to serve for two-year terms expiring in the year 2000 or until their successors are elected and qualified. All nominees are named below.

           -      W. James Farrell
                  Votes For Election - 126,584,357
                  Votes Withheld - 2,316,089

           -      William L. Weiss
                  Votes For Election - 126,344,909
                  Votes Withheld - 2,555,537

                  There were no votes against, abstentions or broker non-votes with respect to the election of any nominee named above.


<24>


              PART II - OTHER INFORMATION - (CONTINUED)


          (iii) To ratify the Board of Directors' appointment of Arthur Andersen LLP as independent public accountants for the Company for 1998.

                  Votes For Proposal - 127,679,562
                  Votes Against Proposal - 804,178
                  Votes Abstaining - 416,703
                  Broker Non-Votes - 3
                  Votes Withheld - 0

          (iv) To approve the adoption of The Quaker Long Term Incentive Plan of 1999.

                  Votes For Proposal - 78,328,629
                  Votes Against Proposal - 40,109,165
                  Votes Abstaining - 948,408
                  Broker Non-Votes - 9,514,244
                  Votes Withheld - 0

          (v) To consider a shareholder proposal regarding compensation disclosure.

                  Votes For Proposal - 8,509,946
                  Votes Against Proposal - 109,149,643
                  Votes Abstaining - 1,722,612
                  Broker Non-Votes - 9,518,245
                  Votes Withheld - 0

          (vi)    To consider a shareholder proposal regarding reconsideration of the Shareholder Rights Plan.

                  Votes For Proposal - 60,737,455
                  Votes Against Proposal - 56,845,763
                  Votes Abstaining - 1,803,184
                  Broker Non-Votes - 9,514,044
                  Votes Withheld - 0

Item 6    Exhibits and Reports on Form 8-K

Item 6(a) See Exhibit Index.

          All other items in Part II are either inapplicable to the Company during the quarter ended June 30, 1998, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.


<25>

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            The Quaker Oats Company
                                 (Registrant)




Date  July 31, 1998        /s/Robert S. Thomason
                              Robert S. Thomason
                        Senior Vice President - Finance and
                              Chief Financial Officer




Date  July 31, 1998        /s/Richard M. Gunst
                              Richard M. Gunst
                             Vice President and
                            Corporate Controller



<26>


                             EXHIBIT INDEX

           Exhibit                                    Paper (P) or
           Number           Description               Electronic (E)




           27         Financial Data Schedule                E

           99         Announcement of Sale of Ardmore
                      Farms Business                         E