Form 10-Q
period 1998-09-30
QUAKER OATS CO
filed 1998-11-09
CIK 81371

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


    X  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934


               For the quarterly period ended September 30, 1998


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


                              YES   XX         NO


      The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on September 30, 1998 was 136,254,958





                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                              INDEX TO FORM 10-Q


                                                                       Page
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

    Condensed Consolidated Statements of Income
    and Reinvested Earnings for the Nine and Three Months
    Ended September 30, 1998 and 1997                                   3-4

    Condensed Consolidated Balance Sheets as of
    September 30, 1998 and December 31, 1997                              5

    Condensed Consolidated Statements of Cash
    Flows for the Nine Months Ended
    September 30, 1998 and 1997                                           6

    Net Sales and Operating Income by Segment for the
    Nine and Three Months Ended September 30, 1998 and 1997             7-8

    Notes to the Condensed Consolidated Financial Statements           9-14

  Item 2 - Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                              15-24

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                             25

  Item 6 - Exhibits and Reports on Form 8-K                              25


SIGNATURES                                                               26

EXHIBIT INDEX                                                            27


<2>


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND REINVESTED EARNINGS (UNAUDITED)


                                                       Nine Months Ended
Dollars in Millions (Except Per Share Data)              September 30,
                                                      1998           1997

Net sales                                          $ 3,879.2      $ 3,967.9
Cost of goods sold                                   1,892.1        2,005.9
Gross profit                                         1,987.1        1,962.0

Selling, general and administrative expenses         1,473.2        1,518.9

Restructuring charges, asset impairments and
   (gains) losses on divestitures                      129.6        1,473.3
Interest expense                                        52.7           67.5
Interest income                                         (6.5)          (4.7)
Foreign exchange loss - net                             11.2            8.1

Income (loss) before income taxes                      326.9       (1,101.1)
Provision (benefit) for income taxes                   115.6         (144.6)

Net Income (Loss)                                      211.3         (956.5)

Preferred dividends -  net of tax                        2.5            2.7
Net Income (Loss) Available for Common             $   208.8      $  (959.2)

Per Common Share:
  Net income (loss)                                $    1.52      $   (7.00)
  Net income (loss) - assuming dilution            $    1.47      $   (7.00)
  Dividends declared                               $    .855      $    .855

Average Number of Common Shares Outstanding
  (in thousands)                                     137,552        137,089

Reinvested Earnings:
  Balance beginning of period                      $   431.0      $ 1,521.3
  Net income (loss)                                    211.3         (956.5)
  Dividends                                           (119.2)        (119.3)
  Balance end of period                            $   523.1      $   445.5



 See accompanying notes to the condensed consolidated financial statements.


<3>


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND REINVESTED EARNINGS (UNAUDITED)


                                                     Three Months Ended
Dollars in Millions (Except Per Share Data)             September 30,
                                                     1998           1997

Net sales                                         $ 1,405.2      $ 1,370.7
Cost of goods sold                                    663.4          674.1
Gross profit                                          741.8          696.6

Selling, general and administrative expenses          521.8          506.9
Restructuring charges, asset impairments and
   (gains) on divestitures                             41.9           46.9
Interest expense                                       16.9           18.0
Interest income                                        (2.5)          (1.4)
Foreign exchange loss - net                             2.3            3.1

Income before income taxes                            161.4          123.1
Provision for income taxes                             53.6           45.6

Net Income                                            107.8           77.5

Preferred dividends - net of tax                        0.8            1.0
Net Income Available for Common                   $   107.0       $   76.5

Per Common Share:
  Net income                                      $    0.78       $   0.58
  Net income - assuming dilution                  $    0.75       $   0.58
  Dividends declared                              $   0.285       $  0.285

Average Number of Common Shares Outstanding
  (in thousands)                                    136,394        138,064

Reinvested Earnings:
  Balance beginning of period                     $   454.2       $  408.3
  Net income                                          107.8           77.5
  Dividends                                           (38.9)         (40.3)
  Balance end of period                           $   523.1       $  445.5



 See accompanying notes to the condensed consolidated financial statements.


<4>


                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                  September 30,   December 31,
Dollars in Millions                                   1998            1997
Assets
 Current Assets:
  Cash and cash equivalents                        $    266.4      $    84.2
  Marketable securities                                 148.6             --
  Trade accounts receivable - net of allowances         355.9          305.7
  Inventories:
   Finished goods                                       179.0          172.6
   Grains and raw materials                              50.3           59.0
   Packaging materials and supplies                      23.4           24.5
    Total inventories                                   252.7          256.1
  Other current assets                                  181.9          487.0
    Total Current Assets                              1,205.5        1,133.0
 Property, plant and equipment                        1,872.2        1,913.1
 Less: accumulated depreciation                         786.1          748.4
   Property - net                                     1,086.1        1,164.7
 Intangible assets - net of amortization                249.2          350.5
 Other assets                                            70.4           48.8
     Total Assets                                  $  2,611.2      $ 2,697.0
Liabilities and Shareholders' Equity
 Current Liabilities:
  Short-term debt                                  $     45.7      $    61.0
  Current portion of long-term debt                      79.8          108.4
  Trade accounts payable                                212.9          191.3
  Other current liabilities                             695.5          585.0
    Total Current Liabilities                         1,033.9          945.7
 Long-term debt                                         814.5          887.6
 Other liabilities                                      551.6          578.9
 Deferred income taxes                                     --           36.3
 Preferred Stock, Series B, no par value,
  authorized 1,750,000 shares; issued
  1,282,051 of $5.46 cumulative convertible
  shares (liquidating preference of $78 per share)      100.0          100.0
 Deferred compensation                                  (48.4)         (57.2)
 Treasury Preferred Stock, at cost, 289,829
  shares and 245,147 shares, respectively               (28.0)         (22.3)
 Common Shareholders' Equity:
  Common stock, $5 par value, authorized 400
   million shares; issued 167,978,792 shares            840.0          840.0
  Additional paid-in capital                             73.9           29.0
  Reinvested earnings                                   523.1          431.0
  Cumulative translation adjustment                     (79.7)         (82.4)
  Unrealized gain on marketable securities                3.9             --
  Deferred compensation                                 (68.1)         (91.0)
  Treasury common stock, at cost, 31,723,834
   shares and 29,165,692 shares, respectively        (1,105.5)        (898.6)
    Total Common Shareholders' Equity                   187.6          228.0
     Total Liabilities and Shareholders' Equity    $  2,611.2      $ 2,697.0


  See accompanying notes to the condensed consolidated financial statements.


<5>


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                        Nine Months Ended
Dollars in Millions                                       September 30,
                                                        1998         1997

Cash Flows from Operating Activities:
 Net income (loss)                                    $ 211.3     $ (956.5)
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                        100.6        125.2
   Deferred income taxes                                (38.8)         0.8
   Loss on divestitures - net of tax benefit
    of $265.1 in 1997                                    32.4      1,149.5
   Restructuring charges                                 33.7         58.7
   Asset impairment losses                               63.5         39.8
   Loss on disposition of property, plant
    and equipment                                         8.0         30.9
   Increase in trade accounts receivable                (65.0)      (101.0)
   Increase in inventories                              (19.8)       (26.8)
   Decrease (increase) in other current assets           19.4         (8.0)
   Increase in trade accounts payable                    25.7         12.6
   Increase in other current liabilities                 93.0         77.5
   Change in deferred compensation                       31.7         24.7
   Other items                                           17.5         16.0
     Net Cash Provided by Operating Activities          513.2        443.4



Cash Flows from Investing Activities:
   Capital gains tax recovery                           240.0           --
   Business divestitures                                160.9        300.0
   Purchase of marketable securities                   (159.1)          --
   Additions to property, plant and equipment          (135.9)      (144.1)
   Proceeds on sale of property, plant and
    equipment                                             4.2           --
     Net Cash Provided by Investing Activities          110.1        155.9


Cash Flows from Financing Activities:
   Cash dividends                                      (119.2)      (119.3)
   Change in short-term debt                            (12.3)      (457.4)
   Proceeds from long-term debt                           0.7          6.7
   Reduction of long-term debt                         (103.0)       (53.4)
   Issuance of common treasury stock                     96.9         91.7
   Repurchases of common stock                         (300.2)       (21.7)
   Repurchases of preferred stock                        (5.7)        (4.3)
     Net Cash Used in Financing Activities             (442.8)      (557.7)


Effect of Exchange Rate Changes on Cash and
 Cash Equivalents                                         1.7         (4.1)

Net Increase in Cash and Cash Equivalents               182.2         37.5

Cash and Cash Equivalents - Beginning of Period          84.2        110.5
Cash and Cash Equivalents - End of Period             $ 266.4     $  148.0


See accompanying notes to the condensed consolidated financial statements.


<6>


                          THE QUAKER OATS COMPANY AND SUBSIDIARIES
                          NET SALES AND OPERATING INCOME BY SEGMENT
                                         (UNAUDITED)


                                              Net Sales           Operating Income (Loss) (a)
                                             Nine Months                  Nine Months
Dollars in Millions                       Ended September 30,          Ended September 30,
                                           1998         1997            1998        1997

Foods
  U.S. and Canadian (b)                 $ 1,795.2    $ 1,793.1       $ 218.9     $   227.9
  International (c)                         483.1        477.6         (26.4)         (7.7)
Total Foods                               2,278.3      2,270.7         192.5         220.2

Beverages
  U.S. and Canadian (d)                   1,186.3      1,050.5         237.8         208.9
  International (e)                         303.4        267.5          17.2           7.3
Total Beverages                           1,489.7      1,318.0         255.0         216.2

Divested Businesses (f)                     111.2        379.2         (39.1)     (1,438.3)

 Total Sales/Operating Income (Loss)    $ 3,879.2    $ 3,967.9         408.4      (1,001.9)

Less: General corporate expenses                                        24.1          28.3
      Interest expense - net                                            46.2          62.8
      Foreign exchange loss - net                                       11.2           8.1
Income (loss) before income taxes                                    $ 326.9     $(1,101.1)


(a) Operating income (loss) includes certain allocations of overhead expenses.

(b)  1998 operating  income includes  pretax  restructuring  charges  of  $15.6 million  for  organization  alignment and non-cash,  pretax  charges  of  $25.4 million for asset impairment losses. 1997 operating income includes pretax restructuring charges of $40.2 million for plant consolidations and $4.9 million related to a staff restructuring.

(c) 1998 operating results include pretax restructuring charges of $7.8 million for organization alignment and non-cash, pretax charges of $38.1 million for asset impairment losses. 1997 operating results include pretax restructuring charges of $10.7 million for plant consolidations in the Brazilian pasta business and a pretax net charge of $4.8 million for an asset impairment loss partly offset by a cash litigation settlement.

(d) 1998 operating income includes pretax restructuring charges of $7.0 million for organization alignment. 1997 operating income includes a pretax restructuring charge of $1.8 million related to a staff restructuring.

(e) 1998 operating income includes pretax restructuring charges of $3.3 million for organization alignment. 1997 operating income includes pretax restructuring charges of $1.1 million for the closing of an office in Singapore.

(f) 1998 includes the sales and operating results of the Ardmore Farms and Continental Coffee food service businesses that were divested in 1998. Operating results for the nine months ended September 30, 1998, includes a combined asset impairment and divestiture loss for the Continental Coffee business net of a pretax gain for the sale of the Ardmore Farms business. See
Note 4 for further discussion. 1997 includes the sales and operating results of the Snapple beverages business and the food service businesses that were divested in 1997 and 1998. Operating results for the nine months ended September 30, 1997, includes a pretax loss of $1.41 billion on the sale of the Snapple beverages business.


<7>


                         THE QUAKER OATS COMPANY AND SUBSIDIARIES
                         NET SALES AND OPERATING INCOME BY SEGMENT
                                         (UNAUDITED)


                                          Net Sales            Operating Income (Loss) (a)
                                        Three Months                  Three Months
Dollars in Millions                  Ended September 30,           Ended September 30,
                                     1998         1997              1998         1997

Foods
  U.S. and Canadian (b)           $   644.4    $   642.3         $  72.2       $  68.4
  International (c)                   163.7        163.2            (3.6)         (0.5)
Total Foods                           808.1        805.5            68.6          67.9

Beverages
  U.S. and Canadian (d)               471.2        401.3           104.8          83.6
  International                       101.2         93.2             6.2           4.5
Total Beverages                       572.4        494.5           111.0          88.1

Divested Businesses (e)                24.7         70.7             4.7          (3.1)

 Total Sales/Operating Income     $ 1,405.2    $ 1,370.7           184.3         152.9

Less: General corporate expenses                                     6.2          10.1
      Interest expense - net                                        14.4          16.6
      Foreign exchange loss - net                                    2.3           3.1
Income before income taxes                                       $ 161.4       $ 123.1


(a) Operating income (loss) includes certain allocations of overhead expenses.

(b) 1998 operating income includes pretax restructuring charges of $6.3 million for organization alignment and non-cash, pretax charges of $25.4 million for asset impairment losses. 1997 operating income includes pretax restructuring charges of $40.2 million for plant consolidations and $4.9 million related to a staff restructuring.

(c) 1998 operating results include a non-cash, pretax charge of $15.1 million for asset impairment losses. 1997 operating results include a pretax charge of $4.8 million for an asset impairment loss partly offset by a cash litigation settlement.

(d) 1998 operating income includes pretax restructuring charges of $2.7 million for organization alignment. 1997 operating income includes pretax restructuring charges of $1.8 million related to a staff restructuring.

(e) 1998 includes the sales and operating results of the Ardmore Farms and Continental Coffee food service businesses that were divested in 1998. See
Note 4 for further discussion. 1997 includes the sales and operating results of the Snapple beverages business and the food service businesses that were divested in 1997 and 1998.


<8>


                  THE QUAKER OATS COMPANY AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1998



Note 1 - Basis of Presentation

The condensed consolidated financial statements include The Quaker Oats Company and its subsidiaries (the Company). The condensed consolidated statements of income and reinvested earnings for the nine and three months ended September 30, 1998 and 1997, the condensed consolidated balance sheet as of September 30, 1998, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1998, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's report to shareholders for the year ended December 31, 1997.

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


Note 3 - Restructuring and Other Unusual Charges

The Company recorded pretax restructuring charges of $9.0 million during the three months ended September 30, 1998 (current quarter). In the U.S. and Canadian businesses, the Company announced plans to combine its foods and beverages sales organizations in order to realize synergies and leverage scale. This plan includes the elimination of positions and the consolidation of sales offices. In addition, the U.S. Foods marketing organization was realigned. Combined, these actions are expected to result in the elimination of about 90 positions. The charges are comprised of $5.8 million in severance and related benefits, $1.0 million in loss on leases and $2.2 million in asset write-offs. The charges are reflected in the operating results of the business segments as follows: U.S. and Canadian Foods, $6.3 million, and U.S. and Canadian Beverages, $2.7 million. Savings from these actions are estimated to be $7 million annually, primarily beginning in 1999, with approximately 90 percent of such savings in cash. The Company's organization alignment activities are expected to continue during the remainder of the year.


<9>


                  THE QUAKER OATS COMPANY AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1998


During the current quarter, the Company continued to review its strategies related to underperforming businesses in its portfolio. The Company evaluates the recoverability of certain long-lived assets pursuant to the provisions of Financial Accounting Standards Board (FASB) Statement #121 for impaired assets held for use. In the U.S. and Canadian Foods business, a non-cash, pretax charge of $25.4 million was recognized for an impaired business. The Company's foods business in China was also included in this review. As a result of this review, the Company concluded that this business was impaired and recorded a non-cash, pretax charge of $15.1 million to adjust the carrying amount of the long-lived assets to fair value. The estimated fair market value of these businesses was based on various methodologies, including a discounted value of the estimated future cash flows of the businesses.

In light of the recent downturn in the economic environment in the Asia/Pacific region, the Company will continue to evaluate its strategies related to its businesses in this region. Currently, the Company has decided to focus on building its beverages business in China and is working on a plan to restructure its other operations in the Asia/Pacific region for improved profitability.

As the Company determines the course of action related to its Asia/Pacific businesses, it is also scrutinizing its domestic assets. The continuation of the worldwide organization alignment, manufacturing consolidations and other cost-reduction actions could result in additional charges of up to $50 million in the fourth quarter of 1998. Year-to-date restructuring charges total $33.7 million, including $9.0 million of current quarter charges.


Note 4 - Divestitures

During the current quarter, the Company completed the sale of its Ardmore Farms juice and Continental Coffee food service businesses. These transactions resulted in a combined pretax gain of $7.6 million in the current quarter. The current quarter $7.6 million pretax gain reflects the sale of the Ardmore Farms business and an adjustment upon sale of the Continental Coffee business. The year-to-date combined impact of these transactions is a pretax loss of $32.4 million.

During the first quarter of 1998, the Company received cash proceeds of $73.2 million from the December 1997 sale of certain food service businesses and the Company received $240.0 million from the recovery of income taxes paid on previous capital gains related to divestitures. Cash provided by investing activities for the nine months ended September 30, 1998 (current year) includes these amounts.

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


<10>


                  THE QUAKER OATS COMPANY AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1998

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


Note 6 - Marketable Securities

During the current year, the Company made investments in marketable securities. These marketable securities are available for sale and consist of investments in mutual funds and preferred stock. The investments in mutual funds are expected to be held less than twelve months and are classified as marketable securities on the balance sheet, while the investments in preferred stock are expected to be held to maturity, which is greater than twelve months, and are classified as a component of other long-term assets on the balance sheet. During the current quarter, the Company recorded a net unrealized gain of $3.9 million on its investment in mutual funds to adjust the carrying value of this investment to fair value, in accordance with the provisions of FASB Statement #115. This gain is classified as a separate component of shareholders' equity and is included in comprehensive income.


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

In June 1998, the FASB issued Statement #133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company must formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt this Statement until January 2000. The Company has not determined its method or timing of adopting this Statement or the impact on its financial statements. However, when adopted, this Statement could increase volatility in reported earnings and other comprehensive income of the Company.


<11>


                  THE QUAKER OATS COMPANY AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1998


Note 8 - Comprehensive Income (Loss)

Total comprehensive income for the three months ended September 30, 1998 and 1997, was $109.5 million and $72.9 million, respectively. For the nine months ended September 30, 1998 and 1997, total comprehensive income (loss) was $217.9 million and $(964.5) million, respectively. Total comprehensive income (loss) for the Company includes net income (loss), foreign currency translation adjustments and unrealized gains on securities.


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


<12>


                THE QUAKER OATS COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                            SEPTEMBER 30, 1998


Foreign Currency Exchange Rate Risk
The Company uses forward contracts, purchased options, and currency swap agreements to manage foreign currency exchange rate risk related to projected operating income from foreign operations and net investments in foreign subsidiaries. The fair value method is used to account for these instruments. Under the fair value method, the instruments are carried at fair value on the condensed consolidated balance sheets as a component of other current assets (deferred expense) or other current liabilities (deferred income). Changes in the fair value of derivative instruments which are used to manage exchange rate risk in foreign-currency denominated operating income and net investments in highly inflationary economies are recognized in the condensed consolidated statements of income as foreign exchange loss or gain. Changes in the fair value of such instruments used to manage exchange rate risk on net investments in economies that are not highly inflationary are recognized in the condensed consolidated balance sheets as a component of the cumulative translation adjustment in common shareholders' equity and are included in comprehensive income. To the extent an instrument is no longer effective as a hedge of a net investment due to a change in the underlying exposure, gains and losses are recognized currently in the condensed consolidated statements of income as foreign exchange loss or gain.

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


Note 10 - Share Repurchases

During the current year, the Company repurchased 5.5 million shares of its outstanding common stock for $300.2 million, completing its 10 million share repurchase program announced in August 1993 and initiating the March 1998 $1 billion repurchase program. Of the total shares repurchased, approximately 912,000 shares were repurchased during the current quarter for $50.0 million.


<13>


                THE QUAKER OATS COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                            SEPTEMBER 30, 1998


Note 11 - Earnings Per Share

Reconciliations of basic earnings per share (EPS) to diluted EPS were as follows:


Dollars in Millions (Except Per Share Data)            Nine Months Ended September 30,
                                                      1998                        1997

                                               Income      Shares          Income      Shares
Net income (loss)                             $  211.3                    $ (956.5)
Less: Preferred dividends - net of tax             2.5                         2.7
Net income (loss) available for common        $  208.8     137,552        $ (959.2)    137,089

Net income (loss) per common share            $   1.52                    $  (7.00)



Net income (loss) available for common        $  208.8     137,552        $ (959.2)    137,089


Effect of dilutive securities:
  Stock options                                     --       3,551              --          --
  Non-vested awards                                 --         218              --          --
  ESOP Convertible Preferred Stock                 2.3       2,198              --          --

                                              $  211.1     143,519        $ (959.2)    137,089
Net income (loss) per common share -
  assuming dilution                           $   1.47                    $  (7.00)


The increase in average common shares outstanding at September 30, 1998, compared to September 30, 1997, reflects the exercise of a significant number of employee stock options, partly offset by share repurchases.

As  of  September  30,  1998,  certain stock options  were  excluded  from  the computation of diluted EPS because the exercise prices were higher than the average market price. As the Company incurred a net loss for the nine months ended September 30, 1997, there were no adjustments for potentially dilutive securities as the adjustments would have been antidilutive. Adjustments to income and shares for such potentially dilutive securities in the nine months ended September 30, 1997, had the Company earned net income, would have resulted in a $2.1 million increase to net income available for common and an increase of 5.4 million shares. Historical adjustments for potentially dilutive securities are not necessarily indicative of future trends.


<14>


                  THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 Compared with
Nine Months Ended September 30, 1997

Consolidated Operating Results

The following tables summarize the net sales and operating results of the Company for the nine months ended September 30, 1998 (current year) and September 30, 1997 (prior year):


                                                    NET SALES
                                                     for the
                                          Nine Months Ended September 30,
Dollars in Millions                1998                                    1997

                     U.S. and                                 U.S. and
                     Canadian  International       Total      Canadian  International      Total

Foods               $ 1,795.2        $ 483.1   $ 2,278.3     $ 1,793.1        $ 477.6  $ 2,270.7
Beverages             1,186.3          303.4     1,489.7       1,050.5          267.5    1,318.0
Ongoing Businesses    2,981.5          786.5     3,768.0       2,843.6          745.1    3,588.7

Divested Businesses     111.2             --       111.2         372.4            6.8      379.2

Total Company       $ 3,092.7        $ 786.5   $ 3,879.2     $ 3,216.0        $ 751.9  $ 3,967.9


                                                OPERATING INCOME (LOSS)
                                                        for the
                                             Nine Months Ended September 30,
Dollars in Millions                     1998                                   1997

                       U.S. and                                U.S. and
                       Canadian  International      Total      Canadian  International        Total

Foods                   $ 218.9       $ (26.4)    $ 192.5     $   227.9        $ (7.7)    $   220.2
Beverages                 237.8          17.2       255.0         208.9           7.3         216.2
Ongoing Businesses        456.7          (9.2)      447.5         436.8          (0.4)        436.4

Losses on divestitures    (32.4)           --       (32.4)     (1,414.6)           --      (1,414.6)
Divested Businesses        (6.7)           --        (6.7)        (22.0)         (1.7)        (23.7)

Total Divested            (39.1)           --       (39.1)     (1,436.6)         (1.7)     (1,438.3)

Total Company           $ 417.6       $  (9.2)    $ 408.4     $  (999.8)       $ (2.1)    $(1,001.9)


Note:  Operating results include certain allocations of overhead expenses.

"Foods": includes all food lines as well as the food service business. "Beverages": includes Gatorade thirst quencher.
"Ongoing Businesses": includes the net sales and operating results of all company businesses not reported as Divested Businesses (see below). "Losses on divestitures": 1998 includes a combined asset impairment and divestiture loss for the Continental Coffee business net of a pretax gain for the sale of the Ardmore Farms business. 1997 includes the loss on divestiture for the Snapple beverages business.
"Divested Businesses": 1998 includes the net sales and operating results (through the divestiture date) for the Ardmore Farms (August 1998) and Continental Coffee (September 1998) food service businesses. 1997 includes net sales and operating results (through the divestiture date) for the Snapple beverages business (May 1997), certain food service businesses (December 1997) and the businesses divested in 1998.

<15>


                  THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated net sales decreased 2 percent from the prior year, primarily due to the absence of divested businesses. Excluding divested businesses, sales increased 5 percent from the prior year led by 13 percent growth in the U.S. and Canadian Gatorade business. Price changes did not significantly affect the comparison of current and prior-year net sales. Weaker exchange rates impacted sales, particularly in the Canadian and Asia/Pacific businesses.

Consolidated gross profit margin was 51.2 percent in the current year compared to 49.4 percent in the prior year. The gross profit margin improvement reflects the divestiture of the lower-margin Snapple beverages business in May 1997 and improved margins across all ongoing business segments.

Selling, general and administrative (SG&A) expenses decreased $45.7 million, or 3 percent, due to the absence of divested businesses. For ongoing businesses, SG&A expenses increased $65.0 million, or 5 percent, primarily due to higher advertising and merchandising expenses (A&M).

Consolidated operating income was $408.4 million in the current year compared to a loss of $1.0 billion in the prior year. The current-year operating results include $33.7 million of restructuring charges, $63.5 million of non-cash asset impairment losses for ongoing businesses and a combined pretax charge of $32.4 million related to divested businesses for asset impairments and losses on divestitures (see Restructuring and Other Unusual Charges and Divestitures for further discussion). The prior-year operating results include a $1.41 billion loss on the sale of the Snapple beverages business, restructuring charges of $58.7 million and net charge of $4.8 million for a non-cash asset impairment loss partly offset by a separate cash litigation settlement.

Excluding the restructuring charges, asset impairment losses and operating results from divested businesses, operating income of $544.7 million increased 9 percent, primarily driven by growth in U.S. Gatorade and Foods and Gatorade in Latin America and Europe.

Net financing costs (net interest expense and foreign exchange loss) decreased $13.5 million in the current year, due to lower interest expense as a result of lower debt levels, partly offset by higher foreign exchange costs. Excluding the impact of restructuring charges, loss on divestitures and asset impairment losses, the effective tax rate in the current year was 36.6 percent versus 38.4 percent in the prior year. The decrease was primarily due to the absence of non-deductible amortization expense related to Snapple intangibles.


Industry Segment Operating Results

Foods - U.S. and Canadian volume increased 1 percent on nearly flat sales. Sales increased for ready-to-eat cereals and snacks, reflecting volume growth in boxed and bagged cereals, granola bars and a new product, Quaker Fruit & Oatmeal bars. This increase was partially offset by sales declines in hot cereals and Canadian Foods. The sales decline in hot cereals was driven, in part, by unusually mild winter weather, while the sales decline in Canadian Foods was primarily due to a weaker exchange rate. Excluding current and prior-year restructuring charges of $15.6 million and $45.1 million, respectively, and current-year asset impairment losses of $25.4 million, U.S. and Canadian operating income decreased 5 percent from the prior year as the favorable impact of lower supply chain costs was offset by increased A&M spending, primarily on ready-to-eat cereals and new snacks.


<16>


                  THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


International volume and sales increased 4 percent and 1 percent, respectively. Sales gains in Latin America and Europe were partly offset by a sales decline in Asia/Pacific Foods. Increases in the canned fish and chocolate beverages businesses, partly offset by a weaker exchange rate, drove 2 percent sales growth in Latin America, while the European cereals business grew 1 percent. Excluding restructuring charges of $7.8 million and $10.7 million and asset impairment losses of $38.1 million and $4.8 million, in the current and prior year, respectively, International Foods operating income increased $11.7 million, primarily due to improved profitability in the European business. Results in the Asia/Pacific business were disappointing and underwriting continued.

Beverages - U.S. and Canadian Gatorade volume and sales grew 17 percent and 13 percent, respectively. New packaging and flavors and strong growth outside of the traditional retail market, along with more favorable weather versus the prior year contributed to the volume and sales increase. Excluding current and prior-year restructuring charges of $7.0 million and $1.8 million, respectively, operating income of $244.8 million, increased 16 percent from the prior year. The increase in operating income was driven by strong sales growth and efficiencies within manufacturing and A&M expenditures.

International Gatorade volume and sales increased 22 percent and 13 percent, respectively, driven by double-digit sales gains in Latin America and Europe. The Latin American sales increase reflects the successful new product launch of Gatorade Xplosive and improved cold-channel distribution. Warmer weather contributed to Europe's volume gain, while a sales decline in the Asia/Pacific region reflected lower volumes and a weaker exchange rate. Excluding current and prior-year restructuring charges of $3.3 million and $1.1 million, respectively, operating income of $20.5 million increased $12.1 million from the prior year. Operating income improved in the Latin American and European businesses, while results in the Asia/Pacific business were disappointing.


<17>


                  THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended September 30, 1998 Compared with
Three Months Ended September 30, 1997

Consolidated Operating Results

The following tables summarize the net sales and operating results of the Company for the three months ended September 30, 1998 (current year) and September 30, 1997 (prior year):



                                                      NET SALES
                                                       for the
                                           Three Months Ended September 30,
Dollars in Millions                  1998                                     1997

                      U.S. and                                 U.S. and
                      Canadian  International       Total      Canadian  International       Total

Foods                $   644.4        $ 163.7   $   808.1      $   642.3       $ 163.2   $   805.5
Beverages                471.2          101.2       572.4          401.3          93.2       494.5
Ongoing Businesses     1,115.6          264.9     1,380.5        1,043.6         256.4     1,300.0

Divested Businesses       24.7             --        24.7           70.7            --        70.7

Total Company        $ 1,140.3        $ 264.9   $ 1,405.2      $ 1,114.3       $ 256.4   $ 1,370.7



                                                OPERATING INCOME (LOSS)
                                                        for the
                                           Three Months Ended September 30,
Dollars in Millions                 1998                                           1997

                    U.S. and                                       U.S. and
                    Canadian  International     Total              Canadian  International     Total

Foods                $  72.2        $ (3.6)   $  68.6               $  68.4        $ (0.5)   $  67.9
Beverages              104.8           6.2      111.0                  83.6           4.5       88.1
Ongoing Businesses     177.0           2.6      179.6                 152.0           4.0      156.0

Gain on divestitures     7.6            --        7.6                    --            --         --
Divested Businesses     (2.9)           --       (2.9)                 (3.1)           --       (3.1)
Total Divested           4.7            --        4.7                  (3.1)           --       (3.1)

Total Company        $ 181.7        $  2.6    $ 184.3               $ 148.9        $  4.0    $ 152.9


Note: Operating results include certain allocations of overhead expenses.

"Foods": includes all food lines as well as the food service business. "Beverages": includes Gatorade thirst quencher.
"Ongoing Businesses": includes the net sales and operating results of all company businesses not reported as Divested Businesses (see below).
"Gain on divestitures": represents combined pretax gain for the sale of the Ardmore Farms and Continental Coffee businesses.
"Divested Businesses": 1998 includes the net sales and operating results (through the divestiture date) for the Ardmore Farms (August 1998) and Continental Coffee (September 1998) food service businesses. 1997 includes net sales and operating results (through the divestiture date) for the Snapple beverages business (May 1997), certain food service businesses (December 1997) and the businesses divested in 1998.

<18>


                  THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated net sales increased 3 percent from the prior year. Excluding divested businesses, sales increased 6 percent from the prior year primarily driven by U.S. and Canadian Gatorade growth. Price changes did not significantly affect the comparison of current and prior-year net sales. Weaker exchange rates impacted sales, particularly in the Canadian and Asia/Pacific business.

Consolidated gross profit margin was 52.8 percent in the current year compared to 50.8 percent in the prior year. The gross profit margin improved across all ongoing business segments primarily due to supply chain efficiencies.

SG&A expenses increased $14.9 million, or 3 percent, primarily due to higher A&M expenses, which were partly offset by lower overhead costs. Total Company A&M expenses were 25.7 percent of sales in the current year, up from 24.3 percent in the prior year, reflecting increased spending in the U.S. and Canadian Foods business.

Consolidated operating income was $184.3 million in the current year, an increase of 21 percent from the prior year. The current-year operating results include $9.0 million of restructuring charges, $40.5 million of non-cash asset impairment losses and a combined gain of $7.6 million on divested businesses (see Restructuring and Other Unusual Charges and Divestitures for further discussion). Prior-year operating results include restructuring charges of $46.9 million and a net charge of $4.8 million for a non-cash asset impairment loss partly offset by a separate cash litigation settlement.

Excluding the restructuring charges, asset impairment losses, gains on divestitures and operating results from divested businesses, operating income of $229.1 million increased 10 percent compared to the prior year, primarily due to growth in the U.S. and Canadian Gatorade business.

Net financing costs (net interest expense and foreign exchange loss) decreased $3.0 million in the current year, primarily due to lower interest expense as a result of reduced debt levels. Excluding the impact of restructuring charges, asset impairment losses and gains on divestitures in the current year, the effective tax rate in the current quarter was 36.1 percent versus 37.7 percent in the same quarter last year.


Industry Segment Operating Results

Foods - U.S. and Canadian volume increased 1 percent on nearly flat sales. Sales increased in ready-to-eat cereals, driven by 1 percent volume growth in boxed cereals and 10 percent growth in bagged cereals. In addition, continued expansion of Quaker Fruit & Oatmeal Bars drove an increase in snacks sales. These sales increases were partly offset by declines in the Canadian Foods, rice cakes and the flavored rice and pasta businesses. The decline in Canadian foods sales was primarily driven by a weaker exchange rate. Excluding current and prior-year restructuring charges of $6.3 million and $45.1 million, respectively, and current-year asset impairment losses of $25.4 million, U.S. and Canadian operating income decreased 9 percent from the prior year. The decline in operating income was primarily driven by increased A&M expenses, partly offset by improved gross margins. Higher A&M expenses reflect increased spending for cereals to support the beginning of the hot cereal season and the continued growth of boxed cereals.


<19>


                  THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


International volume increased 6 percent on flat sales reflecting weaker exchange rates. Volume growth of 8 percent and 9 percent in Latin America and Europe, respectively, was partly offset by a decrease in Asia/Pacific Foods. Excluding current and prior-year asset impairment losses of $15.1 million and $4.8 million, respectively, International Foods operating income increased $7.2 million reflecting significant profitability improvement in Europe and modest improvement in Latin America and Asia/Pacific.

Beverages - U.S. and Canadian Gatorade volume and sales increased 22 percent and 17 percent, respectively, driven by new packaging and flavors, strong growth outside of the traditional retail market and favorable weather versus last year. Excluding current and prior-year restructuring charges of $2.7 million and $1.8 million, respectively, operating income was $107.5 million, up 26 percent from the prior year. The increase in operating income was due to strong sales growth and manufacturing and A&M efficiencies.

International  Gatorade volume and sales increased 16 percent  and  9  percent, respectively, primarily due to 31 percent sales growth in Europe. Volume growth in Europe was partly driven by warmer weather compared to the prior year. Volume increased 12 percent in Latin America due to improved cold-channel distribution. Sales declined in the Asia/Pacific region, reflecting lower volumes and a weaker exchange rate. Operating income was $6.2 million, compared to $4.5 million in the prior year. Operating income increased in Latin America and Europe, while underwriting continued in the Asia/Pacific business.


Restructuring and Other Unusual Charges

The Company recorded pretax restructuring charges of $9.0 million during the three months ended September 30, 1998 (current quarter). In the U.S. and Canadian businesses, the Company announced plans to combine its foods and beverages sales organizations in order to realize synergies and leverage scale. This plan includes the elimination of positions and the consolidation of sales offices. In addition, the U.S. Foods marketing organization was realigned. Combined, these actions are expected to result in the elimination of about 90 positions. The charges are comprised of $5.8 million in severance and related benefits, $1.0 million in loss on leases and $2.2 million in asset write-offs. The charges are reflected in the operating results of the business segments as follows: U.S. and Canadian Foods, $6.3 million, and U.S. and Canadian Beverages, $2.7 million. Savings from these actions are estimated to be $7 million annually, primarily beginning in 1999, with approximately 90 percent of such savings in cash. The Company's organization alignment activities are expected to continue during the remainder of the year.

During the current quarter, the Company continued to review its strategies related to underperforming businesses in its portfolio. The Company evaluates the recoverability of certain long-lived assets pursuant to the provisions of Financial Accounting Standards Board (FASB) Statement #121 for impaired assets held for use. In the U.S. and Canadian Foods business, a non-cash, pretax charge of $25.4 million was recognized for an impaired business. The Company's foods business in China was also included in this review. As a result of this review, the Company concluded that this business was impaired and recorded a non-cash, pretax charge of $15.1 million to adjust the carrying amount of the long-lived assets to fair value. The estimated fair market values of these businesses were based on various methodologies, including a discounted value of the estimated future cash flows of the businesses.


<20>

                  THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In light of the recent downturn in the economic environment in the Asia/Pacific region, the Company will continue to evaluate its strategies related to its businesses in this region. Currently, the Company has decided to focus on building its beverages business in China and is working on a plan to restructure its other operations in the Asia/Pacific region for improved profitability.

As the Company determines the course of action related to its Asia/Pacific businesses, it is also scrutinizing its domestic assets. The continuation of the worldwide organization alignment, manufacturing consolidations and other cost-reduction actions could result in additional charges of up to $50 million in the fourth quarter of 1998. Year-to-date restructuring charges total $33.7 million, including $9.0 million of current quarter charges.

Divestitures

During the current quarter, the Company completed the sale of its Ardmore Farms juice and Continental Coffee food service businesses. These transactions resulted in a combined pretax gain of $7.6 million in the current quarter. The current-quarter $7.6 million pretax gain reflects the sale of the Ardmore Farms business and an adjustment upon sale of the Continental Coffee business. The year-to-date combined impact of these transactions is a pretax loss of $32.4 million.

Liquidity and Capital Resources

Net cash provided by operating activities was $513.2 million, an increase of $69.8 million from the prior year, primarily reflecting improved operating profitability. Capital expenditures for the current and prior year were $135.9 million and $144.1 million, respectively. The rate of capital expenditures is expected to increase during the remainder of the current year as the Company continues its expansion of production capacity for U.S. and International Beverages and for certain Foods businesses in the United States. The Company expects that capital expenditures and cash dividends for the remainder of the year will be financed through cash flow from operating activities and proceeds from investing activities.

Cash provided by investing activities includes a $240.0 million tax recovery and divestiture proceeds of $160.9 million. These cash flows were partly offset by the Company's purchase of marketable securities of $159.1 million during the current year. Cash provided by investing activities in the prior year includes the proceeds from the Snapple divestiture.



<21>


                  THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financing activities used cash of $442.8 million in the current year primarily to pay down debt and to repurchase shares. During the current year, the
Company repurchased 5.5 million shares of its outstanding common stock for $300.2 million, completing its 10 million share repurchase program announced in August 1993, and initiating the $1 billion share repurchase program announced in March 1998. During the current year, approximately 2.9 million employee stock options were exercised which provided cash of $97.5 million.

Short-term and long-term debt (total debt) as of September 30, 1998 was $940.0 million, a decrease of $117.0 million from December 31, 1997.


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

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity or financial instrument assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices, if available. The results of the sensitivity analyses as of September 30, 1998 did not differ materially from the amounts reported as of December 31, 1997. Actual changes in market prices or rates may differ from hypothetical changes.


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


Year 2000

The Company uses software and other related technologies throughout its business that will be affected by the date change in year 2000. The three areas where year 2000 issues may affect the Company, include (1) the computer systems, both hardware and software, (2) imbedded systems, as in computer chips in machinery and process controls, and (3) third parties with material relationships with the Company, such as vendors, customers and suppliers.

To address the year 2000 issue, the Company has developed and is executing a detailed comprehensive readiness plan. The first phase of the readiness plan, the assessment of the Company's internal systems, has been completed. The second phase involves the remediation, replacement and testing of computer systems and imbedded systems and is scheduled for completion by mid-1999. The third phase will continue through mid-1999 and includes the Company taking steps to assess the year 2000 plans of its material third parties. These steps include contacting the Company's major service providers, vendors, suppliers,  and  customers  that are believed to be critical  to  the  business operations  after  January  1, 2000, to determine  their  stage  of  year  2000 compliance through questionnaires, interviews, on-site visits, testing and other available means. The fourth phase involves the development of contingency plans in the event of year 2000 non-compliance and is also expected to be completed by mid-1999.

While the Company's year 2000 readiness plans are underway, the consequences of non-compliance by the Company, its major service providers, vendors, suppliers or customers, could have a material adverse impact on the Company's operations. Although the Company does not anticipate any major non-compliance issues, it currently believes that the greatest risk of disruption in its business exists in the event of non-compliance by its material third parties. Some of the possible consequences of non-compliance by the Company or its material third parties include, among other things, temporary plant closings, delays in the delivery and receipt of products and supplies, invoice and collection errors, and inventory obsolescence. Given this risk, the Company is



<23>


                  THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


developing contingency plans intended to mitigate the possible disruption in business operations that may result from non-year 2000 compliance. Contingency plans may include stockpiling raw and packaging materials, increasing finished goods inventory levels, securing alternate suppliers, or other appropriate measures. It is currently estimated that the aggregate cost of the Company's year 2000 efforts will be approximately $12 million to $15 million, of which approximately $4 million has been incurred to date. All of these costs are being funded through operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed.

The Company's year 2000 readiness plan is an ongoing process and the estimates of costs and completion dates for various components of the program as described above are subject to change.


Cautionary Statement on Forward-Looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis. The Company's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by factors such as: actions of competitors; changes in laws and regulations, including changes in governmental interpretations of regulations and changes in accounting standards; customer demand; effectiveness of spending or programs; fluctuations in the cost and availability of supply chain resources; and foreign economic conditions, including currency rate fluctuations; weather; and the ability of the Company, and its major service providers, vendors, suppliers and customers, to adequately address the year 2000 issue.


<24>

                          PART II - OTHER INFORMATION


Item 1     Legal Proceedings

           Note 2 in Part I is incorporated by reference herein.

Item 6     Exhibits and Reports on Form 8-K

Item 6(a)  See Exhibit Index.

           All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 1998, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to
           Part II.


<25>


                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            The Quaker Oats Company
                                 (Registrant)




Date: November 9, 1998                           /s/ Robert S. Thomason
                                                    Robert S. Thomason
                                           Senior Vice President - Finance and
                                                 Chief Financial Officer




Date: November 9, 1998                           /s/ Richard M. Gunst
                                                    Richard M. Gunst
                                                   Vice President and
                                                  Corporate Controller


<26>


                            EXHIBIT INDEX

            Exhibit                                    Paper (P) or
            Number           Description               Electronic (E)




              10(e)      Termination Benefits
                         Agreement with certain
                         Executive Officers, first
                         effective for the quarter
                         ended ended September 30,
                         1998                                  E

              27         Financial Data Schedule               E


<27>