Form 10-K
period 1998-12-31
QUAKER OATS CO
filed 1999-03-18
CIK 81371

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended          December 31, 1998


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes[X]No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of the close of business on February 26, 1999 was $7,398,346,362. The liquidation value of Series B ESOP Convertible Preferred Stock, all of which is held in The Quaker 401(k) Plan for Salaried Employees, at the close of business on February 26, 1999 totaled $124,094,569, plus related dividends. The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on February 26, 1999 was 135,438,835.




                     DOCUMENTS INCORPORATED BY REFERENCE.

1. Portions of The Quaker Oats Company Annual Report to Shareholders for the fiscal year ended December 31, 1998 (Annual Report) (Parts I, II and III of Form 10-K)
2. Portions of The Quaker Oats Company Notice of Annual Meeting and Proxy Statement (Proxy Statement) for the Annual Meeting to be held on May 12, 1999 (Part III of Form 10-K)



                                    PART I

ITEM 1. BUSINESS.

(a)  General Development of Business

The information set forth under the captions "Restructuring Charges," "Asset Impairments and Divestitures," and "Subsequent Event," found on pages 51-52, 52-53, and 64, respectively, of the Company's Annual Report, is incorporated herein by reference.

(b)  Financial Information About Operating Segments

The information set forth under the captions "Operating Segment Information," "Operating Segment Data," "Enterprise Information," and "Geographic
Information," found on pages 38-41, of the Company's Annual Report, is incorporated herein by reference.

(c)  Description of Business

U.S. and Canadian Foods Description

The Company is a major participant in the competitive packaged food industry in the United States and is a leading manufacturer of hot cereals, pancake syrups,
grain-based  snacks, cornmeal, hominy grits and value-added rice products.   In
addition, the Company is the second-largest manufacturer of pancake mixes and value-added pasta products and is among the four largest manufacturers of ready-to-eat cereals and five largest manufacturers of branded dry pasta products. The Company competes with a significant number of large and small companies on the basis of price, value, innovation, quality and convenience, among other attributes. The Company's food products are purchased by consumers through a wide range of food distributors. The Company utilizes both its own and broker sales forces and has distribution centers throughout the country, each of which carries an inventory of most of the Company's food products.

Latin American Foods Description

The Company manufactures and markets its products in many countries throughout Latin America and is broadly diversified by product line. It is the leading brand-name hot cereals producer in many countries and has other leading category positions for products in a number of countries. In Brazil, the Company is the leading producer of ready-to-drink chocolate beverages and the leading canned fish processor.

Other Foods Description

The Company is broadly diversified, both geographically and by product line, in the packaged food industry. The Company manufactures and markets its products in many countries throughout Europe and Asia. It is the leading brand-name cereals producer in many European countries and has other leading category positions for products in a number of countries.

U.S. and Canadian Beverages Description

The Company is the leading manufacturer and distributor of sports beverages in the United States and Canada and accounts for more than 80 percent of sales in the sports drink category. The Company uses both its own and broker sales forces to sell Gatorade thirst quencher and has distribution centers around the country. Over 60 percent of Gatorade sales occur in the second and third quarters during the spring and summer beverage season.



<2>


Latin American and Other Beverages Description

The Company also manufactures and markets Gatorade in Latin America, Europe and Asia. Gatorade is sold in more than 45 countries outside of North America and is the leading sports drink distributor in Mexico, Argentina, Brazil, Venezuela, Colombia, the Philippine Islands and Italy. Gatorade is also one of the leading sports drink brands in Korea and Australia, where it is sold through license arrangements.

Raw Materials

Raw materials used in manufacturing include oats, wheat, corn, rice, sweeteners, almonds, fruit, cocoa, vegetable oil and fish, as well as a variety of packaging materials. These products are purchased mainly in the open market. Supplies of all raw materials have been adequate and continuous.

Trademarks

The Company and its subsidiaries own a number of trademarks and are not aware of any circumstances that could materially adversely affect the continued use of these trademarks. Among the most important of the domestic trademarks owned by the Company are Quaker, Cap'n Crunch, Quaker Toasted Oatmeal, Life, Quaker 100% Natural and Quaker Oatmeal Squares for breakfast cereals; Gatorade and Gatorade Frost for thirst-quenching beverages; Quaker and Quaker Chewy for grain-based snacks; Rice-A-Roni and Near East for value-added rice and grain products; Pasta Roni for value-added pasta; Golden Grain and Mission for pasta; Quaker and Aunt Jemima for mixes, syrups and corn goods. Many of the grocery product trademarks owned by the Company in the United States are registered in foreign countries in which the Company does substantial business. Internationally, key trademarks owned include: Quaker, Cruesli, Honey Monster, Sugar Puffs and Scott's for breakfast cereals; Coqueiro for fish; Toddy and ToddYnho for chocolate beverages; and Gatorade for thirst-quenching beverages.

Other

The information set forth under the captions "Management's Discussion and Analysis," "Six-Year Selected Financial Data," "Eleven-Year Selected Financial Data," "Lease and Other Commitments," "Supplementary Income Statement Information," and "Quarterly Financial Data," found on pages 25-31, 42-43, 44-45, 61, 61, and 64, respectively, of the Company's Annual Report, is incorporated herein by reference.

(d)   Financial  Information About Foreign and Domestic Operations  and  Export
Sales

The information set forth under the captions "Operating Segment Information," "Operating Segment Data," "Enterprise Information" and "Geographic
Information," found on pages 38-41, of the Company's Annual Report, is incorporated herein by reference.

ITEM 2. PROPERTIES.

As of December 31, 1998, the Company operated 46 manufacturing plants in 13 states and 14 foreign countries and owned or leased distribution centers and sales offices in 22 states and 20 foreign countries.





                  Owned and Leased             Owned and Leased            Owned and Leased
               Manufacturing Locations       Distribution Centers            Sales Offices


Operating     U.S. and     Latin           U.S. and     Latin          U.S. and     Latin
Segment       Canadian  American  Other    Canadian  American  Other   Canadian  American  Other

Foods               13        12      5           1         2     --         11         4      6
Beverages            8         3      4          --         1      2         13         3      7
Shared              --         1     --           8        16     --          6        13     --
Total               21        16      9           9        19      2         30        20     13





The Company owns a research and development laboratory in Barrington, Illinois, and leases corporate office space in downtown Chicago, Illinois. Management believes manufacturing, distribution and office space owned and leased are suitable and adequate for the business. Production capacity is appropriately utilized. The Company is in the process of terminating certain sales office leases in light of its recent restructuring actions.


<3>


ITEM 3. LEGAL PROCEEDINGS.

On November 10, 1994, two purported class actions were commenced in the United States District Court for the District of New Jersey (the "District Court") on behalf of all purchasers of the common stock of The Quaker Oats Company (the
"Company") during the period between September 1, 1994 and November 2, 1994 (the "Weiner Action"). On January 20, 1995, plaintiffs filed an amended consolidated class action complaint, and on May 2, 1995, plaintiffs filed a second amended consolidated class action complaint. As amended, the Weiner Action purports to be brought on behalf of all purchasers of the Company's common stock during the period between August 4, 1994 and November 1, 1994. Named as defendants are the Company and William D. Smithburg. Plaintiffs allege, among other things, that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company's disclosure concerning its earnings growth goals and indebtedness guideline. Damages in an unspecified amount are sought. On May 23, 1996, the District Court dismissed this action. On November 6, 1997, the United States Court of Appeals for the Third Circuit issued a decision in which it affirmed the District Court's dismissal of plaintiffs' claims relating to Quaker's earnings growth goals, and reversed the District Court's dismissal of plaintiffs' claims relating to Quaker's indebtedness guideline. The Court of Appeals remanded the action to the District Court for further proceedings in connection with plaintiffs' claims concerning Quaker's indebtedness guideline. On May 1, 1998, the case was transferred to the United States District Court for the Northern District of Illinois, where it is now pending.

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

The Company is also a party to a number of other lawsuits and claims, which it is vigorously defending. Such matters arise out of the normal course of business. Certain of these actions seek damages in large amounts. While the results of litigation cannot be predicted with certainty, management believes that the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations. Changes in assumptions, as well as actual experience, could cause the estimates made by management to change.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM  5.  MARKET  FOR  THE REGISTRANT'S COMMON EQUITY AND  RELATED  STOCKHOLDER
MATTERS.

The information set forth under the captions "Six-Year Selected Financial Data," "Eleven-Year Selected Financial Data," "Quarterly Financial Data" and "Corporate and Shareholder Information," found on pages 43, 46-47, 64 and 72-73, respectively, of the Company's Annual Report, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

The information set forth under the captions "Six-Year Selected Financial Data," and "Eleven-Year Selected Financial Data," found on pages 42-43 and 44-47, respectively, of the Company's Annual Report, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth under the caption "Management's Discussion and Analysis," found on pages 25-31 of the Company's Annual Report, is incorporated herein by reference.


<4>


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

  1.) Consolidated Statements of Income for the years ended December 31, 1998,
      1997 and 1996 (page 32).
  2.) Consolidated Statements of Cash Flows for the years ended December 31,
      1998, 1997 and 1996 (page 33).
  3.) Consolidated Balance Sheets as of December 31, 1998 and 1997
      (pages 34-35).
  4.) Consolidated Statements of Common Shareholders' Equity as of December 31,
      1998, 1997 and 1996 (pages 36-37).
  5.) Notes to the Consolidated Financial Statements for the years ended
      December 31, 1998, 1997 and 1996 (pages 48-64).
  6.) Report of Independent Public Accountants (page 65).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors
The information set forth under the caption "Election of Directors," found on pages 5-7 of the Company's Proxy Statement, is incorporated herein by reference.

Executive Officers
The information set forth under the caption "Officers," found on pages 70-71 of the Company's Annual Report, lists the executive officers of the registrant as of March 10, 1999, and is incorporated herein by reference.

The information set forth under the caption "Compliance with Section 16(a)," found on page 13 of the Company's Proxy Statement, is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

The information set forth under the captions "Nonemployee Directors' Compensation and Benefits," "Executive Compensation," "Compensation Committee Report" and "Performance Graph," found on pages 9-11, 14-19, 20-21 and 22, respectively, of the Company's Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The   information  set  forth  under  the  caption  "Ownership   of   Company's
Securities,"  found  on  pages  12-13 of the  Company's   Proxy  Statement,  is
incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.



<5>


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



<6>


                               EXHIBIT INDEX

                                                              ELECTRONIC (E)
                                                                  OR
EXHIBIT                                                      INCORPORATED BY
  NO.                           DESCRIPTION                  REFERENCE (IBRF)

3(a)        Restated Certificate of Incorporation
            (incorporated by reference to the Company's
            Form 10-K for the fiscal year ended
            December 31, 1996, file number 1-12)                   IBRF
3(b)        Bylaws of The Quaker Oats Company, as amended
            effective September 9, 1998                              E
4(a)        Shareholder Rights Plan effective May 8, 1996
            (incorporated by reference to the Company's Form
            8-K filed on May 20, 1996,file number 1-12)            IBRF
4(b)        Registrant undertakes to furnish to the Commission,
            upon request, a copy of any instrument defining
            the rights of holders of long-term debt of the
            registrant and all of its subsidiaries for which
            consolidated or unconsolidated financial statements
            are required to be filed                               IBRF
10(a)(1)*   1984 Long Term Incentive Plan, as restated effective
            September 1, 1996(incorporated by reference to the
            Company's Form 10-Q for the fiscal quarter ended
            September 30, 1996, file number 1-12)                  IBRF
10(a)(2)*   The Quaker Long Term Incentive Plan of 1990
            (incorporated by reference to the Company's Form 10-Q
            for the fiscal quarter ended September 30, 1996, file
            number 1-12)                                           IBRF
10(a)(3)*   The Quaker Long Term Incentive Plan of 1999,
            (incorporated by reference to the Company's Form
            10-K for the fiscal year ended December 31, 1997,
            file number 1-12)                                      IBRF
10(b)*      Deferred Compensation Plan for Executives of The
            Quaker Oats Company, as restated effective
            November 1, 1996 (incorporated by reference to the
            Company's Form 10-K for the fiscal year ended
            December 31, 1996, file number 1-12)                   IBRF
10(c)*      Management Incentive Bonus Plan of The Quaker Oats
            Company as amended September 8, 1993 (incorporated
            by reference to the Company's Form 10-K for the fiscal
            year ended June 30, 1994, file number 1-12)            IBRF
10(d)*      Executive Incentive Bonus Plan of The Quaker Oats
            Company, subject to shareholder approval at the
            Annual Meeting of Shareholders on May 12, 1999           E
10(e)(1)*   Deferred Compensation Plan for Directors of The
            Quaker Oats Company, as restated effective
            November 1, 1996 (incorporated by reference to the
            Company's Form 10-K for the fiscal year ended
            December 31, 1996, file number 1-12)                   IBRF
10(e)(2)*   First Amendment to the Deferred Compensation Plan
            for Directors of The Quaker Oats Company effective
            May 13, 1998                                             E
10(e)(3)*   Second Amendment to the Deferred Compensation Plan
            for Directors of The Quaker Oats Company effective
            January 1, 1999                                          E
10(f)(1)*   Directors' Stock Compensation Plan, as restated
            effective November 1, 1996 (incorporated by
            reference to the Company's Form 10-K for the fiscal
            year ended December 31, 1996, file number 1-12)        IBRF
10(f)(2)*   First Amendment to the Directors' Stock Compensation
            Plan effective May 13, 1998                              E
10(f)(3)*   Second Amendment to the Directors' Stock Compensation
            Plan effective January 1, 1999                           E
10(g)*      The Quaker Oats Stock Option Plan for Outside
            Directors effective January 1, 1999                      E
10(h)(1)*   Employment Agreement with Robert S. Morrison
            effective as of October 22, 1997 (incorporated
            by reference to the Company's Form 10-K for the
            fiscal year ended December 31, 1997, file
            number 1-12)                                           IBRF
10(h)(2)*   Employment Agreement with Terence D. Martin, first
            effective  for  the fiscal quarter ended
            December 31, 1998                                        E


<7>
                            EXHIBIT INDEX CONTINUED


                                                              ELECTRONIC (E)
                                                                    OR
EXHIBIT                                                      INCORPORATED BY
  NO.                            DESCRIPTION                 REFERENCE (IBRF)




10(h)(3)*   Termination Benefits Agreements with certain
            Executive Officers, first effective for the fiscal
            quarter ended September 30, 1998 (incorporated by
            reference to the Company's Form 10-Q for the fiscal
            quarter ended September 30, 1998, file number 1-12)    IBRF
10(h)(4)*   Termination Benefits Agreements with Robert S.
            Morrison and Terence D. Martin, first effective
            for the fiscal quarter ended December 31, 1998 and
            thereafter                                               E
10(h)(5)*   Agreement Upon Separation of Employment with
            Robert S. Thomason, first effective for the fiscal
            quarter ended December 31, 1998                          E
10(i)*      The Quaker Supplemental Executive Retirement
            Program, as restated effective November 1, 1996
            (incorporated by reference to the Company's Form
            10-K for the fiscal year ended December 31, 1996,
            file number 1-12)                                      IBRF
10(j)(1)*   The Quaker Oats Company Benefits Protection Trust
            (incorporated by reference to the Company's Form
            10-K for the fiscal year ended June 30, 1989, file
            number 1-12)                                           IBRF
10(j)(2)*   First Amendment to The Quaker Oats Company Benefits
            Protection Trust (incorporated by reference to the
            Company's Form 10-K for the fiscal year ended
            June 30, 1992, file number 1-12)                       IBRF
10(j)(3)*   Second Amendment to The Quaker Oats Company
            Benefits Protection Trust (incorporated by reference
            to the Company's Form 10-K for the fiscal year ended
            June 30, 1992, file number 1-12)                       IBRF
10(k)*      Quaker Salaried Employees Compensation and Benefits
            Protection Plan, as restated effective November 1,
            1996 (incorporated by reference to the
            Company's Form 10-K for the fiscal year ended
            December 31, 1996, file number 1-12)                   IBRF
10(l)*      The Quaker Eligible Earnings Adjustment Plan, as
            restated effective November 1, 1996 (incorporated
            by reference to the Company's Form 10-K for the
            fiscal year ended December 31, 1996, file
            number 1-12)                                           IBRF
10(m)(1)*   Quaker Officers Severance Program, as amended and
            restated,  effective July  9,  1997(incorporated by
            reference to the Company's  Form  10-K  for  the
            fiscal year ended December 31, 1997, file number
            1-12)                                                  IBRF
10(m)(2)*   First Amendment to the Quaker Officers Severance
            Program,  as  amended and  restated,  effective
            March 11, 1998 (incorporated  by  reference  to the
            Company's Form 10-K for the fiscal year ended
            December 31, 1997, file number 1-12)                   IBRF
10(n)*      The  Quaker  415 Excess Benefit Plan, as restated
            effective  November  1, 1996  (incorporated by
            reference to the Company's Form 10-K for the
            fiscal year ended December 31, 1996, file
            number 1-12)                                           IBRF
12          Statement re Computation of Ratios                       E
13          Annual  Report to Shareholders of The Quaker Oats
            Company for the fiscal year ended December 31, 1998      E
21          List of Subsidiaries of the Registrant                   E
23          Consent of Auditors                                      E
27          Financial Data Schedules                                 E

* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.


<8>

                                  SIGNATURES

   Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE QUAKER OATS COMPANY

By   /s/  ROBERT S. MORRISON
      Robert S. Morrison, Chairman, President and
      Chief Executive Officer

Date:  March 10, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 10th day of March 1999, by the following persons on behalf of the registrant and in the capacities indicated.


         Signature                                 Title

  /s/ ROBERT S. MORRISON       Chairman, President and Chief Executive Officer
      Robert S. Morrison

  /s/ TERENCE D. MARTIN        Senior Vice President and Chief
      Terence D. Martin        Financial Officer

  /s/ RICHARD M. GUNST         Vice President and Corporate Controller
      Richard M. Gunst

  /s/ FRANK C. CARLUCCI        Director
      Frank C. Carlucci

  /s/ KENNETH I. CHENAULT      Director
      Kenneth I. Chenault

  /s/ JOHN H. COSTELLO         Director
      John H. Costello

  /s/ W. JAMES FARRELL         Director
      W. James Farrell

  /s/ JUDY C. LEWENT           Director
      Judy C. Lewent

  /s/ J. MICHAEL LOSH          Director
      J. Michael Losh

  /s/ VERNON R. LOUCKS, JR.    Director
      Vernon R. Loucks, Jr.

  /s/ WALTER J. SALMON         Director
      Walter J. Salmon

  /s/ WILLIAM L. WEISS         Director
      William L. Weiss




<9>