Form 10-Q
period 1999-03-31
QUAKER OATS CO
filed 1999-05-05
CIK 81371

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


    X  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934


                 For the quarterly period ended March 31, 1999


       Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934



                  For the transition period from ____ to ____


                          Commission file number 1-12


                        THE QUAKER OATS COMPANY
        (Exact name of registrant as specified in its charter)

             New Jersey                          36-1655315
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)





    Quaker Tower P.O. Box 049001 Chicago,Illinois       60604-9001
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


                       YES   XX          NO


      The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on March 31, 1999 was 134,853,526.





                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                              INDEX TO FORM 10-Q


                                                                 Page
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

      Condensed Consolidated Statements of Income
      and Reinvested Earnings for the Three Months
      Ended March 31, 1999 and 1998                              3

      Condensed Consolidated Balance Sheets as of
      March 31, 1999 and December 31, 1998                       4

      Condensed Consolidated Statements of Cash
      Flows for the Three Months Ended
      March 31, 1999 and 1998                                    5

      Net Sales and Operating Income by Segment for the
      Three Months Ended March 31, 1999 and 1998                 6

      Notes to the Condensed Consolidated Financial Statements   7-11

    Item 2 - Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                   12-17

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                   18

    Item 6 - Exhibits and Reports on Form 8-K                    18

SIGNATURES                                                       19

EXHIBIT INDEX                                                    20






<2>



                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND REINVESTED EARNINGS (UNAUDITED)


                                                 Three Months Ended
Dollars in Millions (Except Per Share Data)          March 31,
                                                   1999         1998

Net sales                                      $ 1,074.6    $ 1,092.3
Cost of goods sold                                 488.3        552.2
Gross profit                                       586.3        540.1

Selling, general and administrative expenses       444.1        435.0
Gain on divestiture and restructuring charges       (8.4)         9.1
Interest expense                                    16.4         18.2
Interest income                                     (2.5)        (2.2)
Foreign exchange loss - net                         14.3          4.2

Income before income taxes                         122.4         75.8
Provision for income taxes                          35.7         28.8

Net Income                                          86.7         47.0

Preferred dividends - net of tax                     1.1          0.8
Net Income Available for Common                $    85.6     $   46.2

Per Common Share:
  Net income                                   $    0.63     $   0.33
  Net income - assuming dilution               $    0.61     $   0.32
  Dividends declared                           $   0.285     $  0.285

Average Number of Common Shares Outstanding
  (in thousands)                                 135,251      138,625

Reinvested Earnings:
  Balance - beginning of period                $   555.8     $  431.0
  Net income                                        86.7         47.0
  Dividends                                        (39.3)       (40.0)
  Balance - end of period                      $   603.2     $  438.0



  See accompanying notes to the condensed consolidated financial statements.



<3>



                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                       March 31,    December 31,
Dollars in Millions                                      1999           1998
Assets
Current Assets:
  Cash and cash equivalents                          $   168.3       $   326.6
  Marketable securities                                  131.9            27.5
  Trade accounts receivable - net of allowances          312.5           283.4
  Inventories:
    Finished goods                                       214.9           189.1
    Grains and raw materials                              49.2            48.4
    Packaging materials and supplies                      24.2            23.9
      Total inventories                                  288.3           261.4
  Other current assets                                   213.3           216.1
      Total Current Assets                             1,114.3         1,115.0
Property, plant and equipment                          1,764.9         1,818.8
Less: accumulated depreciation                           722.6           748.6
    Property - net                                     1,042.3         1,070.2
Intangible assets - net of amortization                  243.3           245.7
Other assets                                              65.5            79.4
       Total Assets                                  $ 2,465.4       $ 2,510.3
Liabilities and Shareholders' Equity
Current Liabilities:
  Short-term debt                                    $    33.2       $    41.3
  Current portion of long-term debt                       90.5            95.2
  Trade accounts payable                                 193.5           168.4
  Other current liabilities                              668.0           704.2
      Total Current Liabilities                          985.2         1,009.1
Long-term debt                                           778.3           795.1
Other liabilities                                        526.2           533.4
Preferred Stock, Series B, no par value, authorized
  1,750,000 shares; issued 1,282,051 of
  $5.46 cumulative convertible shares
  (liquidating preference of $78 per share)              100.0           100.0
Deferred compensation                                    (43.4)          (48.4)
Treasury  Preferred Stock, at cost, 318,069  shares
and 302,969 shares, respectively                         (31.9)          (29.9)
Common Shareholders' Equity:
  Common stock, $5 par value, authorized 400 million
   shares; issued 167,978,792 shares                     840.0           840.0
  Additional paid-in capital                              82.4            78.9
  Reinvested earnings                                    603.2           555.8
  Cumulative translation adjustment                      (96.9)          (80.5)
  Unrealized gain on marketable securities                 1.5             0.4
  Deferred compensation                                  (66.8)          (67.6)
  Treasury common stock, at cost, 33,125,266
    shares and 32,656,284 shares, respectively        (1,212.4)       (1,176.0)
     Total Common Shareholders' Equity                   151.0           151.0
        Total Liabilities and Shareholders' Equity   $ 2,465.4       $ 2,510.3


  See accompanying notes to the condensed consolidated financial statements.



<4>


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                             Three Months Ended
Dollars in Millions                                               March 31,
                                                               1999       1998

Cash Flows from Operating Activities:
 Net income                                                  $ 86.7     $ 47.0
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                               30.0       33.5
   Deferred income taxes                                        3.4       (3.1)
   Gain on divestiture - net of tax of $1.7                    (3.4)        --
   Restructuring charges                                       (3.3)       9.1
   Loss (gain) on disposition of property,
    plant and equipment                                         3.1       (1.1)
   Increase in trade accounts receivable                      (40.6)     (22.8)
   Increase in inventories                                    (36.5)     (34.6)
   Decrease in other current assets                             1.1       15.2
   Increase in trade accounts payable                          28.1       19.2
   Decrease in other current liabilities                      (22.5)     (21.8)
   Change in deferred compensation                              5.8        5.6
   Other items                                                 16.7      (11.8)
    Net Cash Provided by Operating Activities                  68.6       34.4


Cash Flows from Investing Activities:
   Capital gains tax recovery                                    --      240.0
   Business divestitures                                       14.3       73.2
   Purchase of marketable securities                         (103.3)    (103.3)
   Additions to property, plant and equipment                 (35.3)     (34.9)
   Proceeds on sale of property, plant and equipment            3.8        3.2
    Net Cash (Used In) Provided by Investing Activities      (120.5)     178.2


Cash Flows from Financing Activities:
   Cash dividends                                             (39.3)     (40.0)
   Change in short-term debt                                   (5.4)     (12.5)
   Proceeds from long-term debt                                  --        0.5
   Reduction of long-term debt                                (21.1)     (22.7)
   Issuance of common treasury stock                           15.0       53.4
   Repurchases of common stock                                (56.1)     (87.8)
   Repurchases of preferred stock                              (2.0)      (1.1)
   Net Cash Used in Financing Activities                     (108.9)    (110.2)


Effect of Exchange Rate Changes on Cash and Cash Equivalents    2.5        1.3


Net (Decrease) Increase in Cash and Cash Equivalents         (158.3)     103.7

Cash and Cash Equivalents - Beginning of Period               326.6       84.2
Cash and Cash Equivalents - End of Period                   $ 168.3    $ 187.9


  See accompanying notes to the condensed consolidated financial statements.


<5>

                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                   NET SALES AND OPERATING INCOME BY SEGMENT
                                  (UNAUDITED)

                                    Net Sales (a)     Operating Income (Loss)(b)

                                    Three Months            Three Months
Dollars in Millions                Ended March 31,         Ended March 31,
                                   1999       1998        1999        1998
Foods:
 U.S. and Canadian             $   605.9  $   572.9    $  112.8      $ 88.8
 Latin American                     73.2       95.2         5.8         8.6
 Other (c)                          52.1       46.9         5.9        (2.6)
Total Foods                        731.2      715.0       124.5        94.8

Beverages:
 U.S. and Canadian                 267.6      205.7        28.3        17.0
 Latin American                     52.2       72.6         2.5         7.6
 Other (c)                          16.9       16.5        (3.0)       (1.4)
Total Beverages                    336.7      294.8        27.8        23.2

Total Ongoing Businesses         1,067.9    1,009.8       152.3       118.0
Divested Businesses (d)              6.7       82.5          --        (5.1)

 Total Sales/Operating Income  $ 1,074.6  $ 1,092.3       152.3       112.9


Less: Gain on divestiture and
       restructuring charges (e) (f)                       (8.4)        9.1
      General corporate expenses                           10.1         7.8
      Interest expense - net                               13.9        16.0
      Foreign exchange loss - net                          14.3         4.2
Income before income taxes                             $  122.4      $ 75.8



(a)  Intersegment revenue is not material.

(b) Operating results exclude gain on divestiture, restructuring charges and certain other expenses not allocated to operating segments such as income taxes, general corporate expenses and financing costs.

(c)  Other includes European and Asia/Pacific businesses.

(d) 1999 includes net sales and operating results (through the divestiture date) for the Brazilian pasta business. 1998 includes three months of net sales and operating results for the Ardmore Farms, Continental Coffee, Nile Spice, Liqui-Dri and Brazilian pasta businesses.

(e) 1999 includes a pretax gain of $5.1 million for the sale of the Brazilian pasta business and pretax income of $3.3 million to reverse certain prior divestiture and restructuring reserves.

(f)    1998   includes  pretax  restructuring  charges  of  $9.1  million   for
organization alignment.



<6>



                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1999

Note 1 - Basis of Presentation

The condensed consolidated financial statements include The Quaker Oats Company and its subsidiaries (the Company). The condensed consolidated statements of income and reinvested earnings for the three months ended March 31, 1999 and 1998, the condensed consolidated balance sheet as of March 31, 1999, and the condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1999, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's report to shareholders for the year ended December 31, 1998.

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

Note 3 - Restructuring Charges and Tax Adjustment

During the three months ended March 31, 1999 (current year), the Company recorded pretax adjustments for $3.3 million to reverse certain prior divestiture and restructuring reserves. These adjustments were primarily due to higher proceeds than anticipated on the sale of a closed facility. During the three months ended March 31, 1998 (prior year), the Company recorded pretax restructuring charges of $9.1 million for organization alignment. The Company's remaining restructuring actions are proceeding as planned, and the related reserve balances are considered adequate to cover committed restructuring actions.

In 1999, the Company also adjusted its tax accruals and tax assets to reflect developments and information received during the current year. The net effect of these adjustments was to reduce the current year tax provision by $8.4 million.



<7>


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1999

Note 4 - Divestitures

On March 1, 1999, the Company completed the sale of its Brazilian pasta business for $14.3 million and realized a pretax gain of $5.1 million. During the first quarter of 1998, the Company received $240 million from the recovery of income taxes paid on previous capital gains and cash proceeds of $73.2 million from the December 1997 divestiture of certain food service businesses.

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

Note 6 - Marketable Securities

During 1999, the Company made investments in marketable securities. These marketable securities are available for sale and consist of investments in mutual funds and preferred stock. These investments are expected to be held less than twelve months and are classified as marketable securities in the consolidated balance sheet. In 1999, the Company recorded a net unrealized gain of $1.1 million on its investments in marketable securities to adjust the carrying value of these investments to fair value. The gain is classified as a separate component of common shareholders' equity and is included in comprehensive income.

Note 7 - Current and Pending Accounting Changes

In January 1998, Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued. This SOP provides guidance on the accounting for computer software costs. In April 1998, SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," was issued. This SOP provides guidance on accounting for the cost of start-up activities. The Company's adoption of these new Statements in January 1999 did not materially affect the Company's financial statements.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company must formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt this Statement until January 2000. The Company has not determined its method of adopting this Statement or the impact on its financial statements. However, when adopted, this Statement could increase volatility in reported earnings and other comprehensive income of the Company.



<8>


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1999


Note 8 - Comprehensive Income

Total comprehensive income for the three months ended March 31, 1999 and 1998, was $71.4 million and $55.4 million, respectively. Total comprehensive income for the Company includes net income, foreign currency translation adjustments and unrealized gains on investments.

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

Commodity Price Risk
The Company uses commodity futures and options to manage price exposures on commodity inventories or anticipated purchases of commodities. The deferral method is used to account for those instruments that effectively hedge the
Company's price exposures. For hedges of anticipated transactions, the significant characteristics and terms of the anticipated transaction must be identified, and the transaction must be probable of occurring to qualify for deferral method accounting. Under the deferral method, gains and losses on derivative instruments are deferred in the condensed consolidated balance sheets as a component of other current assets (if a loss) or other current liabilities (if a gain) until the underlying inventory being hedged is sold. As the hedged inventory is sold, the deferred gains and losses are recognized in the condensed consolidated statements of income as a component of cost of goods sold. Derivative instruments that do not meet the above criteria required for deferral treatment are accounted for under the fair value method with gains and losses recognized currently in the condensed consolidated statements of income as a component of cost of goods sold.



<9>



                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1999

Foreign Currency Exchange Rate Risk
The Company uses forward contracts, purchased options, and currency swap agreements to manage foreign currency exchange rate risk related to projected operating income from foreign operations and net investments in foreign subsidiaries. The fair value method is used to account for these instruments. Under the fair value method, the instruments are carried at fair value in the condensed consolidated balance sheets as a component of other current assets (deferred expense) or other current liabilities (deferred income). Changes in the fair value of derivative instruments which are used to manage exchange rate risk in foreign-currency denominated operating income and net investments in highly inflationary economies are recognized in the condensed consolidated statements of income as foreign exchange loss or gain. Changes in the fair value of such instruments used to manage exchange rate risk on net investments in economies that are not highly inflationary are recognized in the condensed consolidated balance sheets as a component of the cumulative translation adjustment in common shareholders' equity and are included in comprehensive income. To the extent an instrument is no longer effective as a hedge of a net investment due to a change in the underlying exposure, gains and losses are recognized currently in the condensed consolidated statements of income as foreign exchange loss or gain.

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

Note 10 - Share Repurchases

During 1999, the Company repurchased 954,700 shares of its outstanding common stock for $53.7 million. As of March 31, 1999, the Company repurchased $318 million under the $1 billion repurchase program announced in March 1998.



<10>


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1999

Note 11 - Earnings Per Share

Reconciliations of basic earnings per share (EPS) to diluted EPS were as follows:


Dollars in Millions
(Except Per Share Data)                       Three Months Ended March 31,
                                               1999                  1998

                                         Income    Shares      Income    Shares

Net income                               $ 86.7                $ 47.0
Less:  Preferred dividends - net of tax     1.1                   0.8

Net income available for common          $ 85.6   135,251      $ 46.2   138,625


Net income per common share              $ 0.63                $ 0.33



Net income available for common          $ 85.6   135,251      $ 46.2   138,625


Effect of dilutive securities:
  Stock options                              --     3,002          --     3,660
  Non-vested awards                          --       222          --        96
  ESOP Convertible Preferred Stock          0.5     2,097         0.7     2,229

                                         $ 86.1   140,572      $ 46.9   144,610
Net income per common share -
  assuming dilution                      $ 0.61                $ 0.32


The decrease in average common shares outstanding at March 31, 1999, compared to March 31, 1998, reflects the continuation of the Company's share repurchase program, partly offset by the exercise of employee stock options.

As of March 31, 1999 and 1998, certain stock options were excluded from the computation of diluted EPS since the exercise prices were higher than the average market price.


<11>


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated net sales for the three months ended March 31, 1999 (current year) decreased 2 percent from the three months ended March 31, 1998 (prior year), due to the absence of divested businesses. Excluding divested businesses, sales increased 6 percent from the prior year led by 30 percent growth in the U.S. and Canadian Gatorade business and 6 percent growth in the U.S. and Canadian Foods business, partly offset by declines in the Latin American businesses. Price changes did not significantly affect the comparison of current and prior year net sales. Weaker exchange rates negatively affected sales, particularly in Latin America.

Consolidated gross profit margin was 54.6 percent in the current year compared to 49.4 percent in the prior year, reflecting the impact of lower commodity and packaging costs, cost-reduction efforts and the divestiture of lower-margin businesses in 1998.

Selling, general and administrative (SG&A) expenses increased $9.1 million, or 2 percent, as the Company increased advertising and merchandising (A&M) spending to support its brands. While A&M spending increased, other SG&A expenses decreased as a result of previous restructuring actions, cost-reduction programs and the absence of SG&A expenses related to divested businesses.

Business segment operating income was $152.3 million in the current year compared to $112.9 million in the prior year, primarily driven by growth in the U.S. and Canadian Gatorade and Foods businesses.

Net financing costs (net interest expense and foreign exchange losses) increased $8.0 million in the current year, reflecting higher foreign exchange costs. Brazilian foreign exchange losses increased $11.8 million and were partly offset by lower interest expense as a result of lower debt levels.

The current year consolidated operating results include a $5.1 million pretax gain on the sale of the Brazilian pasta business and $3.3 million in pretax adjustments to reverse prior divestiture and restructuring reserves. The adjustments were primarily due to higher than anticipated proceeds on the sale of a closed facility. The prior year consolidated operating results include restructuring charges of $9.1 million for organization alignment. The Company's remaining restructuring actions are proceeding as planned, and the related reserve balances are considered adequate to cover committed restructuring actions.

An adjustment was also made to reduce previously recorded tax accruals and tax assets to reflect developments and information received during the current year. The net effect of these adjustments was to reduce the current year tax provision by $8.4 million. Excluding these adjustments and the tax effects of the gain on sale, restructuring charges and adjustments noted above, the Company's effective tax rate was 36.1 percent and 38.2 percent as of March 31, 1999 and 1998, respectively. The decrease in the effective tax rate was primarily due to a lower effective state tax rate and a change in the mix of foreign and domestic earnings.


<12>


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Segment Results

Foods

U.S. and Canadian Foods - Volume and sales increased 2 percent and 6 percent, respectively, primarily due to growth in hot cereals. Sales also increased in ready-to-eat boxed cereals, grain-based snack bars, syrups and Canadian Foods, partly offset by sales declines in flavored rice and pasta, rice cakes and bagged ready-to-eat cereals. The sales increase in hot cereals reflects the impact of advertising programs, new product introductions and more favorable winter weather compared to the prior year. U.S. and Canadian operating income increased 27 percent due to sales growth, lower supply chain costs and a favorable product mix, partly offset by increases in A&M spending.

Latin American Foods - Volume and sales decreased 5 percent and 23 percent, respectively, primarily driven by the Brazilian recession and currency devaluation. As a result, operating income decreased $2.8 million. Although the Brazilian currency has recently stabilized, the recession and volatility in the Brazilian economy makes the current outlook for this business uncertain.

Other   Foods  -  Volume  and  sales  increased  10  percent  and  11  percent, respectively, primarily due to growth in the European cereals business. Operating results improved dramatically due to the European sales growth and significantly reduced operating losses in the Asia/Pacific business resulting from recent restructuring actions.

Beverages

U.S. and Canadian Beverages - Volume and sales grew 36 percent and 30 percent, respectively, due to new packaging and flavors and strong growth outside the traditional retail channel, resulting in market share gains. Weather in key West Coast and southeastern U.S. markets improved in the first quarter compared to the prior year's cool, wet conditions, contributing to the sales increase. The Company expects the volume growth to continue, although not at the same pace as experienced in the first quarter of 1999. Operating income of $28.3 million increased $11.3 million from the prior year, reflecting the strong sales growth, partly offset by increased A&M spending.

Latin American Beverages - Volume and sales decreased 20 percent and 28 percent, respectively, primarily driven by the Brazilian currency devaluation and recessionary economies in Brazil and Colombia. As a result, operating income decreased $5.1 million. Although the Brazilian currency has recently stabilized, the recessionary and volatile economies in Brazil and Colombia make the current outlook for these businesses uncertain.

Other Beverages - Volume decreased 11 percent, while sales increased 2 percent. Product mix drove the disproportionate change in sales and volume. Sales increases in Europe were mostly offset by declines in the Asia/Pacific business resulting from recent restructuring actions. Operating losses increased $1.6 million as A&M spending increased.


<13>


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Divested

On March 1, 1999, the Company completed the sale of its Brazilian pasta business for $14.3 million and realized a pretax gain of $5.1 million. Current year operating results from divested businesses reflect the Brazilian pasta business through its divestiture date. Prior year operating results from divested businesses reflect the Ardmore Farms, Continental Coffee, Nile Spice, Liqui-Dri and Brazilian pasta businesses.

Liquidity and Capital Resources

Net cash provided by operating activities was $68.6 million, an increase of $34.2 million from the prior year, reflecting improved operating profitability. Capital expenditures for the current and prior year were $35.3 million and $34.9 million, respectively. The rate of capital expenditures is expected to increase during the remainder of the year as the Company continues to invest in cost-reduction projects and production capacity in North America. The Company expects that capital expenditures and cash dividends for the remainder of the year will be financed through cash flow from operating activities.

Cash used in investing activities in the current year includes the Company's purchase of marketable securities of $103.3 million partly offset by proceeds from the sale of the Brazilian pasta business. Cash provided by investing activities in the prior year includes a $240 million recovery of income taxes paid on previous capital gains and proceeds of $73.2 million from the December 1997 divestiture of certain food service businesses. These prior year cash flows were partly offset by the Company's purchase of marketable securities of $103.3 million.

Financing activities used cash of $108.9 million and $110.2 million in the current year and prior year, respectively, primarily to repurchase shares and pay down debt. During the current year, the Company repurchased 954,700 shares of its outstanding common stock for $53.7 million under the $1 billion repurchase program announced in March 1998. During the current year, approximately 477,000 employee stock options were exercised which provided cash of $15.0 million.

Short-term and long-term debt (total debt) as of March 31, 1999 was $902.0 million, a decrease of $29.6 million from December 31, 1998. Amounts available under revolving credit facilities and debt and commercial paper ratings were unchanged during the current quarter.


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

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity or financial instrument assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices, if available. The results of the sensitivity analyses as of March 31, 1999 did not differ materially from the amounts reported as of December 31, 1998. Actual changes in market prices or rates may differ from hypothetical changes.

Current and Pending Accounting Changes

In January 1998, Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued. This SOP provides guidance on the accounting for computer software costs. In April 1998, SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," was issued. This SOP provides guidance on accounting for the cost of start-up activities. The Company's adoption of these new Statements in January 1999 did not materially affect the Company's financial statements.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results of the hedged item in the income statement, and require that the Company must formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. Although the Company has not determined its method of adopting this Statement, it will be required to adopt this Statement by January 2000. When adopted, this Statement could increase volatility in reported earnings and other comprehensive income of the Company.



<15>


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000

The Company uses software and other related technologies throughout its business that will be affected by the date change in year 2000. The three areas where year 2000 issues may affect the Company include: (1) the computer systems, both hardware and software; (2) imbedded systems, as in computer chips in machinery and process controls; and (3) third parties with material relationships with the Company, such as major service providers, vendors, suppliers and customers.

To address the year 2000 issue, the Company has developed and is executing a detailed four-phase comprehensive readiness plan. The first phase of the readiness plan, the assessment of the Company's internal systems, has been completed. The second phase involves the remediation, replacement and testing of computer systems (95 percent complete) and imbedded systems (90 percent complete) and is scheduled for completion by mid-1999. The third phase will continue through mid-1999 and includes the Company taking steps to assess the year 2000 plans of its material third parties. These steps include contacting the Company's major service providers, vendors, suppliers and customers who are believed to be critical to the business operations after January 1, 2000, to determine their stage of year 2000 compliance through questionnaires, interviews, on-site visits, testing and other available means. The fourth phase involves the development of contingency plans in the event of year 2000 non-compliance and is also expected to be completed by mid-1999.

While the Company's year 2000 readiness plans are under way, the consequences of non-compliance by the Company, its major service providers, vendors, suppliers or customers, could have a material adverse effect on the Company's operations. Although the Company does not anticipate any major non-compliance issues, it currently believes that the greatest risk of disruption in its business exists in the event of non-compliance by its material third parties. Some of the possible consequences of non-compliance by the Company or its material third parties include, among other things: temporary plant closings; delays in the delivery and receipt of products and supplies; invoice and collection errors; and inventory obsolescence. Given these risks, the Company is developing contingency plans intended to mitigate the possible disruption in business operations that may result from year 2000 non-compliance. Contingency plans may include stockpiling raw and packaging materials, increasing finished goods inventory levels, securing alternate suppliers or other appropriate measures. It is currently estimated that the aggregate cost of the Company's year 2000 efforts will be approximately $12 million to $13 million, of which approximately $9 million has been incurred to date. All of these costs are being funded through operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans.

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


<16>


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement on Forward-Looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis. Statements that are not historical facts, including statements about expectations or projected results, are forward-looking statements. The Company's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by factors such as: actions of competitors; changes in laws and regulations, including changes in governmental interpretations of regulations and changes in accounting standards; customer demand; effectiveness of spending or programs; fluctuations in the cost and availability of supply chain resources; foreign economic conditions, including currency rate fluctuations; weather; and the ability of the Company, and its major service providers, vendors, suppliers and customers, to adequately address the year 2000 issue. Forward-looking statements speak only as of the date they were made, and the company undertakes no obligation to publicly update them.




<17>



                          PART II - OTHER INFORMATION


Item 1    Legal Proceedings

          Note 2 in Part I is incorporated by reference herein.

Item 6    Exhibits and Reports on Form 8-K

Item 6(a) See Exhibit Index.

       All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 1999, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.




<18>


                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            The Quaker Oats Company
                                 (Registrant)




Date: May 5, 1999             /s/ Terence D. Martin
                              Terence D. Martin
                        Senior Vice President - Finance and
                              Chief Financial Officer




Date: May 5, 1999             /s/ Richard M. Gunst
                              Richard M. Gunst
                              Vice President and
                              Corporate Controller




<19>




                                EXHIBIT INDEX

            Exhibit                                        Paper (P) or
            Number               Description               Electronic (E)



              27           Financial Data Schedule               E




<20>