Form 10-Q
period 1999-06-30
QUAKER OATS CO
filed 1999-08-05
CIK 81371

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


    X  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934


                 For the quarterly period ended June 30, 1999


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


                        YES   XX                  NO


      The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on June 30, 1999 was 133,791,009.




                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                              INDEX TO FORM 10-Q


                                                                     Page
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

      Condensed Consolidated Statements of Income
      and Reinvested Earnings for the Six and Three Months
      Ended June 30, 1999 and 1998                                    3-4

      Condensed Consolidated Balance Sheets as of
      June 30, 1999 and December 31, 1998                             5

      Condensed Consolidated Statements of Cash
      Flows for the Six Months Ended
      June 30, 1999 and 1998                                          6

      Net Sales and Operating Income by Segment for the
      Six and Three Months Ended June 30, 1999 and 1998               7-8

      Notes to the Condensed Consolidated Financial Statements        9-13

    Item 2 - Management's Discussion and Analysis
             of Financial Condition and Results of Operations         14-21

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                        22

    Item 4 - Submission of Matters to a Vote of Security Holders      22-23

    Item 6 - Exhibits and Reports on Form 8-K                         23

SIGNATURES                                                            24

EXHIBIT INDEX                                                         25





<2>




                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND REINVESTED EARNINGS (UNAUDITED)


                                                         Six Months Ended
Dollars in Millions (Except Per Share Data)                   June 30,
                                                         1999         1998

Net sales                                             $ 2,392.1    $ 2,474.0
Cost of goods sold                                      1,082.4      1,228.7
Gross profit                                            1,309.7      1,245.3

Selling, general and administrative expenses              942.6        951.4
Gain on divestiture and restructuring and
  asset impairment charges                                 (8.4)        87.7
Interest expense                                           32.5         35.8
Interest income                                            (5.3)        (4.0)
Foreign exchange loss - net                                15.6          8.9

Income before income taxes                                332.7        165.5
Provision for income taxes                                 74.0         62.0

Net Income                                                258.7        103.5

Preferred dividends - net of tax                            2.2          1.7
Net Income Available for Common                       $   256.5    $   101.8

Per Common Share:
  Net income                                          $    1.90    $    0.74
  Net income - assuming dilution                      $    1.83    $    0.72
  Dividends declared                                  $    0.57    $    0.57

Average Number of Common Shares Outstanding
  (in thousands)                                        134,960      138,036

Reinvested Earnings:
  Balance - beginning of period                       $   555.8    $   431.0
  Net income                                              258.7        103.5
  Dividends                                               (78.7)       (80.3)
  Balance - end of period                             $   735.8    $   454.2



  See accompanying notes to the condensed consolidated financial statements.




<3>





                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND REINVESTED EARNINGS (UNAUDITED)


                                                          Three Months Ended
Dollars in Millions (Except Per Share Data)                    June 30,
                                                         1999         1998

Net sales                                             $ 1,317.5    $ 1,381.7
Cost of goods sold                                        594.1        676.5
Gross profit                                              723.4        705.2

Selling, general and administrative expenses              498.5        516.4
Restructuring and asset impairment charges                   --         78.6
Interest expense                                           16.1         17.6
Interest income                                            (2.8)        (1.8)
Foreign exchange loss - net                                 1.3          4.7

Income before income taxes                                210.3         89.7
Provision for income taxes                                 38.3         33.2

Net Income                                                172.0         56.5

Preferred dividends - net of tax                            1.1          0.9
Net Income Available for Common                       $   170.9    $    55.6

Per Common Share:
  Net income                                          $    1.27    $    0.41
  Net income - assuming dilution                      $    1.22    $    0.40
  Dividends declared                                  $   0.285    $   0.285

Average Number of Common Shares Outstanding
  (in thousands)                                        134,642      137,577

Reinvested Earnings:
  Balance - beginning of period                       $   603.2    $   438.0
  Net income                                              172.0         56.5
  Dividends                                               (39.4)       (40.3)
  Balance - end of period                             $   735.8    $   454.2



  See accompanying notes to the condensed consolidated financial statements.





<4>



                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                      June 30,     December 31,
Dollars in Millions                                     1999           1998
Assets
Current Assets:
  Cash and cash equivalents                          $   190.3        $ 326.6
  Marketable securities                                  153.1           27.5
  Trade accounts receivable - net of allowances          377.8          283.4
  Inventories:
    Finished goods                                       214.1          189.1
    Grains and raw materials                              46.4           48.4
    Packaging materials and supplies                      27.0           23.9
      Total inventories                                  287.5          261.4
  Other current assets                                   197.8          216.1
      Total Current Assets                             1,206.5        1,115.0
Property, plant and equipment                          1,792.5        1,818.8
Less: accumulated depreciation                           740.3          748.6
    Property - net                                     1,052.2        1,070.2
Intangible assets - net of amortization                  241.2          245.7
Other assets                                              68.7           79.4
        Total Assets                                 $ 2,568.6      $ 2,510.3
Liabilities and Shareholders' Equity
Current Liabilities:
  Short-term debt                                    $    30.1      $    41.3
  Current portion of long-term debt                      120.6           95.2
  Trade accounts payable                                 219.4          168.4
  Other current liabilities                              701.7          704.2
      Total Current Liabilities                        1,071.8        1,009.1
Long-term debt                                           748.7          795.1
Other liabilities                                        539.3          533.4
Preferred Stock, Series B, no par value, authorized
  1,750,000 shares; issued 1,282,051 of
  $5.46 cumulative convertible shares
  (liquidating preference of $78 per share)              100.0          100.0
Deferred compensation                                    (43.5)         (48.4)
Treasury Preferred Stock, at cost, 335,269 shares
  and 302,969 shares, respectively                       (34.4)         (29.9)
Common Shareholders' Equity:
  Common stock, $5 par value, authorized 400
     million shares; issued 167,978,792 shares           840.0          840.0
  Additional paid-in capital                              94.8           78.9
  Reinvested earnings                                    735.8          555.8
  Cumulative translation adjustment                     (101.1)         (80.5)
  Unrealized gain on marketable securities                 3.0            0.4
  Deferred compensation                                  (68.5)         (67.6)
  Treasury common stock, at cost, 34,187,783
    shares and 32,656,284 shares, respectively        (1,317.3)      (1,176.0)
     Total Common Shareholders' Equity                   186.7          151.0
        Total Liabilities and Shareholders' Equity   $ 2,568.6      $ 2,510.3


  See accompanying notes to the condensed consolidated financial statements.




<5>




                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                 Six Months
Dollars in Millions                                            Ended June 30,
                                                              1999        1998

Cash Flows from Operating Activities:
  Net income                                                $ 258.7     $ 103.5
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                            60.4        67.7
      Deferred income taxes                                     3.2       (22.1)
      Gain on divestiture - net of tax of $1.7                 (3.4)         --
      Restructuring charges                                    (3.3)       24.7
      Asset impairment losses                                    --        63.0
      Loss on disposition of property, plant and equipment      5.4         2.1
      Increase in trade accounts receivable                  (108.6)      (99.4)
      Increase in inventories                                 (36.1)      (28.1)
      Decrease in other current assets                         16.1        17.1
      Increase in trade accounts payable                       55.4        74.8
      Increase in other current liabilities                    12.7        59.6
      Change in deferred compensation                           4.0         5.1
      Other items                                              50.8         4.8
        Net Cash Provided by Operating Activities             315.3       272.8


Cash Flows from Investing Activities:
      Capital gains tax recovery                                 --       240.0
      Business divestitures                                    14.3        73.2
      Purchase of marketable securities                      (123.0)     (111.2)
      Additions to property, plant and equipment              (76.5)      (84.6)
      Proceeds on sale of property, plant and equipment         4.5         3.5
        Net Cash (Used in) Provided by Investing Activities  (180.7)      120.9

Cash Flows from Financing Activities:
      Cash dividends                                          (78.7)      (80.3)
      Change in short-term debt                                (8.5)      (21.1)
      Proceeds from long-term debt                              0.6         0.8
      Reduction of long-term debt                             (21.4)      (73.0)
      Issuance of common treasury stock                        55.6        68.0
      Repurchases of common stock                            (209.5)     (250.2)
      Repurchases of preferred stock                           (4.5)       (3.3)
        Net Cash Used in Financing Activities                (266.4)     (359.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents   (4.5)       10.0


Net (Decrease) Increase in Cash and Cash Equivalents         (136.3)       44.6

Cash and Cash Equivalents - Beginning of Period               326.6        84.2
Cash and Cash Equivalents - End of Period                   $ 190.3     $ 128.8


  See accompanying notes to the condensed consolidated financial statements.




<6>



                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                   NET SALES AND OPERATING INCOME BY SEGMENT
                                  (UNAUDITED)

                                     Net Sales (a)   Operating Income (Loss)(b)

                                      Six Months            Six Months
Dollars in Millions                  Ended June 30,        Ended June 30,
                                    1999       1998       1999       1998
Foods:
 U.S. and Canadian             $ 1,140.1  $ 1,103.8    $ 184.7    $ 153.2
 Latin American                    150.7      187.9       12.0       13.8
 Other (c)                         103.0       92.6       14.1       (2.6)
Total Foods                      1,393.8    1,384.3      210.8      164.4

Beverages:
 U.S. and Canadian                 812.8      715.1      164.0      137.3
 Latin American                    118.1      143.1       10.1       14.0
 Other (c)                          60.7       59.1       (2.8)       0.3
Total Beverages                    991.6      917.3      171.3      151.6

Total Ongoing Businesses         2,385.4    2,301.6      382.1      316.0
Divested Businesses (d)              6.7      172.4         --       (4.2)

 Total Sales/Operating Income  $ 2,392.1  $ 2,474.0    $ 382.1    $ 311.8

Less: Gain on divestiture and
       restructuring and asset
       impairment charges (e) (f)                         (8.4)      87.7
      General corporate expenses                          15.0       17.9
      Interest expense - net                              27.2       31.8
      Foreign exchange loss - net                         15.6        8.9
Income before income taxes                             $ 332.7    $ 165.5



(a)  Intersegment revenue is not material.

(b) Business segment operating results exclude gain on divestiture, restructuring and asset impairment charges and certain other expenses not allocated to business segments such as income taxes, general corporate expenses and financing costs.

(c)  Other includes European and Asia/Pacific businesses.

(d)  1999  includes net sales and operating results (through  the   divestiture
date) for the Brazilian pasta business. 1998 includes six months of net sales and operating results for the Ardmore Farms, Continental Coffee, Nile Spice, Liqui-Dri and Brazilian pasta businesses.

(e) 1999 includes a pretax gain of $5.1 million for the sale of the Brazilian pasta business and pretax income of $3.3 million to reverse certain prior divestiture and restructuring reserves.

(f) 1998 includes pretax restructuring charges of $24.7 million for organization alignment and non-cash, pretax asset impairment losses of $63.0 million related to the divested Continental Coffee and Brazilian pasta businesses.




<7>





                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                   NET SALES AND OPERATING INCOME BY SEGMENT
                                  (UNAUDITED)

                                      Net Sales (a)       Operating Income (b)
                                      Three Months           Three Months
Dollars in Millions                  Ended June 30,         Ended June 30,
                                    1999       1998        1999       1998
Foods:
 U.S. and Canadian               $ 534.2  $   530.9     $  71.9    $  64.4
 Latin American                     77.5       92.7         6.2        5.2
 Other (c)                          50.9       45.7         8.2         --
Total Foods                        662.6      669.3        86.3       69.6

Beverages:
 U.S. and Canadian                 545.2      509.4       135.7      120.3
 Latin American                     65.9       70.5         7.6        6.4
 Other (c)                          43.8       42.6         0.2        1.7
Total Beverages                    654.9      622.5       143.5      128.4

Total Ongoing Businesses         1,317.5    1,291.8       229.8      198.0
Divested Businesses (d)               --       89.9          --        0.9

 Total Sales/Operating Income  $ 1,317.5  $ 1,381.7     $ 229.8    $ 198.9

Less: Restructuring and asset
       impairment charges (e)                                --       78.6
      General corporate expenses                            4.9       10.1
      Interest expense - net                               13.3       15.8
      Foreign exchange loss - net                           1.3        4.7
Income before income taxes                              $ 210.3    $  89.7



(a)  Intersegment revenue is not material.

(b)  Business   segment  operating  results  exclude  restructuring  and  asset impairment charges and certain other expenses not allocated to business segments such as income taxes, general corporate expenses and financing costs.

(c)  Other includes European and Asia/Pacific businesses.

(d) 1998 includes three months of net sales and operating results for the Ardmore Farms, Continental Coffee, Nile Spice, Liqui-Dri and Brazilian pasta businesses.

(e) 1998 includes pretax restructuring charges of $15.6 million for organization alignment and non-cash, pretax asset impairment losses of $63.0 million related to the divested Continental Coffee and Brazilian pasta businesses.



<8>




                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1999


Note 1 - Basis of Presentation

The condensed consolidated financial statements include The Quaker Oats Company and its subsidiaries (the Company). The condensed consolidated statements of income and reinvested earnings for the six and three months ended June 30, 1999 and 1998, the condensed consolidated balance sheet as of June 30, 1999, and the condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1999, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's report to shareholders for the year ended December 31, 1998.

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

Note 3 - Restructuring Charges and Tax Adjustments

During the six months ended June 30, 1999 (current year), the Company recorded pretax adjustments of $3.3 million to reverse certain prior divestiture and restructuring reserves. These adjustments, recorded in the first quarter of 1999, were primarily due to higher-than-anticipated proceeds on the sale of a closed facility. During the three and six months ended June 30, 1998, the Company recorded pretax restructuring charges of $15.6 million and $24.7 million, respectively, for organization alignment. The Company's remaining restructuring actions are proceeding as planned, and the related reserve balances are considered adequate to cover committed restructuring actions. The Company continues to review its business strategies for other cost-reduction opportunities, some of which could result in future charges.

In 1999, the Company also adjusted its tax accruals and tax assets to reflect developments and information received during the current year. The net effect of these adjustments was to reduce the current year tax provision by $37.7 million for the three months ended June 30, 1999, and $46.1 million for the current year.




<9>


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1999



Note 4 - Divestitures and Asset Impairment Charges

On March 1, 1999, the Company completed the sale of its Brazilian pasta business for $14.3 million and realized a pretax gain of $5.1 million. During the first quarter of 1998, the Company received $240.0 million from the recovery of income taxes paid on previous capital gains and cash proceeds of $73.2 million from the December 1997 divestiture of certain food service businesses.

During the six months ended June 30, 1998, the Company recorded $63.0 million for asset impairment losses related to the divested Continental Coffee and Brazilian pasta businesses.

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

Note 6 - Marketable Securities

During 1999, the Company made investments in marketable securities. These marketable securities are available for sale and consist of investments in mutual funds and preferred stock. These investments are expected to be held less than twelve months and are classified as marketable securities in the consolidated balance sheet. In 1999, the Company recorded an unrealized gain of $2.6 million on its investments in marketable securities to adjust the carrying value of these investments to fair value. The unrealized gain is classified as a separate component of common shareholders' equity and is included in comprehensive income.

Note 7 - Comprehensive Income

Total comprehensive income for the three months ended June 30, 1999 and 1998, was $169.3 million and $53.0 million, respectively. For the six months ended June 30, 1999 and 1998, total comprehensive income was $240.7 million and $108.4 million, respectively. Total comprehensive income for the Company includes net income, foreign currency translation adjustments and unrealized gains on investments.

Note 8 - Current and Pending Accounting Changes

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



<10>


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1999


In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company must formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt this Statement until January 2001. The Company has not determined its method or timing of adopting this Statement or the impact on its financial statements. When adopted, this Statement could increase volatility in reported earnings and other comprehensive income of the Company.

Note 9 - Derivative Financial and Commodity Instruments

The Company actively monitors its exposure to commodity price, foreign currency exchange rate and interest rate risks and uses derivative financial and commodity instruments to manage the impact of certain risks. The Company's policy is to use derivatives only for purposes of managing risks associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price, exchange rate or interest rate fluctuations alone, nor does it utilize instruments where there are not known or anticipated underlying exposures. The Company is currently evaluating using derivative financial instruments that may result in short-term gains or losses and increased earnings volatility. Complex instruments involving leverage or multipliers are not used. Management believes that its use of these instruments to manage risk is in the Company's best interest.

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





<11>



                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1999


Foreign Currency Exchange Rate Risk
The Company uses forward contracts, purchased options and currency swap agreements to manage foreign currency exchange rate risk related to projected operating income from foreign operations and net investments in foreign subsidiaries. The fair value method is used to account for these instruments. Under the fair value method, the instruments are carried at fair value in the condensed consolidated balance sheets as a component of other current assets (deferred expense) or other current liabilities (deferred income). Changes in the fair value of derivative instruments which are used to manage exchange rate risk in foreign-currency denominated operating income and net investments in highly inflationary economies are recognized in the condensed consolidated statements of income as foreign exchange loss or gain. Changes in the fair value of such instruments used to manage exchange rate risk on net investments in economies that are not highly inflationary are recognized in the condensed consolidated balance sheets as a component of the cumulative translation adjustment in common shareholders' equity and are included in comprehensive income. To the extent an instrument is no longer effective as a hedge of a net investment due to a change in the underlying exposure, gains and losses are recognized currently in the condensed consolidated statements of income as foreign exchange loss or gain.

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

Note 10 - Share Repurchases

During 1999, the Company repurchased 3.2 million shares of its outstanding common stock for $200.1 million. Of the total shares repurchased, 2.2 million shares were repurchased during the current quarter for $146.4 million. As of June 30, 1999, the Company repurchased $464.9 million under the $1 billion repurchase program announced in March 1998.



<12>




                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1999


Note 11 - Earnings Per Share

Reconciliations of basic earnings per share (EPS) to diluted EPS were as follows:


Dollars in Millions
(Except Per Share Data)                         Six Months Ended June 30,
                                                1999                 1998

                                           Income   Shares     Income    Shares

Net income                                $ 258.7             $ 103.5
Less:  Preferred dividends - net of tax       2.2                 1.7
Net income available for common           $ 256.5   134,960   $ 101.8    138,036

Net income per common share               $  1.90             $  0.74


Net income available for common           $ 256.5   134,960   $ 101.8    138,036

Effect of dilutive securities:
  Stock options                                --     3,492        --      3,661
  Non-vested awards                            --       229        --         98
  ESOP Convertible Preferred Stock            1.0     2,077       1.4      2,214
                                          $ 257.5   140,758   $ 103.2    144,009
Net income per common share-
  assuming dilution                       $  1.83             $  0.72


The decrease in average common shares outstanding at June 30, 1999, compared to June 30, 1998, reflects the continuation of the Company's share repurchase program, partly offset by the exercise of employee stock options.

As of June 30, 1999 and 1998, certain stock options were excluded from the computation of diluted EPS because the exercise prices were higher than the average market price.



<13>




                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Six Months Ended June 30, 1999 Compared with
Six Months Ended June 30, 1998

Consolidated net sales for the six months ended June 30, 1999 (current year) decreased 3 percent from the six months ended June 30, 1998 (prior year), due to the absence of divested businesses. Excluding divested businesses, sales increased 4 percent from the prior year, led by 14 percent growth in the U.S. and Canadian Gatorade business and 3 percent growth in the U.S. and Canadian Foods business, partly offset by declines in the Latin American business. Price changes did not significantly affect the comparison of current and prior year net sales. Weaker exchange rates, mainly in Latin America, negatively affected sales.

The consolidated gross profit margin increased to 54.8 percent in the current year from 50.3 percent in the prior year. Approximately one-half of the expanded gross margin was driven by ongoing businesses, primarily due to lower commodity and packaging costs and other cost-reduction efforts. The remaining margin improvement resulted from the divestiture of lower-margin businesses in 1998.

Selling, general and administrative (SG&A) expenses decreased $8.8 million, or 1 percent, due to the absence of divested businesses. For ongoing businesses, SG&A expenses increased $27.6 million, or 3 percent, driven by a 7 percent increase in advertising and merchandising (A&M) spending. Partly offsetting this increase, other SG&A expenses decreased as a result of previous restructuring actions and cost-reduction programs.

Business segment operating income increased 23 percent to $382.1 million in the current year from $311.8 million in the prior year, primarily driven by sales growth and lower supply chain costs, resulting in increased operating margins in both the U.S. and Canadian Gatorade and Foods businesses.

Net financing costs (net interest expense and foreign exchange losses) increased $2.1 million in the current year, reflecting higher foreign exchange costs. Brazilian foreign exchange losses increased $11.0 million and were substantially offset by lower interest expense as a result of lower debt levels.

The current year consolidated operating results include a $5.1 million pretax gain on divestiture of the Brazilian pasta business and $3.3 million in pretax adjustments to reverse prior divestiture and restructuring reserves. The adjustments were primarily due to higher-than-anticipated proceeds on the sale of a closed facility. The prior year consolidated operating results include restructuring charges of $24.7 million for organization alignment and $63.0 million for asset impairment losses related to the divested Continental Coffee and Brazilian pasta businesses. The Company's remaining restructuring actions are proceeding as planned; the related reserve balances are considered adequate to cover committed restructuring actions. The Company continues to review its business strategies for other cost-reduction opportunities, some of which could result in future charges.



<14>



                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Adjustments also were made to reduce previously recorded tax accruals and tax assets to reflect developments and information received during the current year. The net effect of these adjustments was to reduce the tax provision by $46.1 million for the current year. Excluding these tax adjustments and the tax effects of the gain on divestiture, restructuring and asset impairment charges, the Company's effective tax rate in the current year was 36.1 percent versus 37.0 percent in the prior year. The decrease in the effective tax rate was primarily due to lower effective state tax rates.

Operating Segment Results

Foods

U.S. and Canadian Foods - Volume increased nearly 1 percent and sales increased 3 percent, led by growth in hot cereals. The sales increase in hot cereals reflects the impact of advertising and merchandising programs, new product introductions and favorable winter weather compared to the prior year. Sales also increased in ready-to-eat boxed cereals, grain-based snack bars, corn goods and many of the Company's Canadian Foods lines, partly offset by sales declines in flavored rice and pasta, rice cakes, bagged ready-to-eat cereals, syrups and mixes. U.S. and Canadian Foods operating income increased 21 percent due to sales growth, lower supply chain costs and a favorable product mix, partly offset by increases in A&M spending.

Latin American Foods - Volume and sales decreased 2 percent and 20 percent, respectively, primarily driven by the Brazilian recession and currency devaluation. As a result, operating income decreased $1.8 million. Although the Brazilian currency has stabilized recently, the recession in the Brazilian economy continues to affect the current outlook for this business.

Other Foods - Volume and sales increased 8 percent and 11 percent, respectively, reflecting growth in the European cereals business. Operating results improved $16.7 million due to the European sales growth and significantly reduced operating losses in the Asia/Pacific business resulting from recent restructuring actions.

Beverages

U.S. and Canadian Beverages - Volume and sales grew 17 percent and 14 percent, respectively. New flavors, such as Gatorade Fierce, and new packaging, such as the expansion of the single-serve E.D.G.E. sport bottle and 20-ounce wide-mouth bottle, helped drive growth. In addition, expanded availability, outside traditional retail channels, drove sales growth. Operating income grew 19 percent to $164.0 million, an increase of $26.7 million from the prior year, reflecting strong sales growth, partly offset by increased A&M spending.

Latin American Beverages - Volume and sales decreased 12 percent and 17 percent, respectively, primarily driven by the recessions and currency devaluations in Brazil and Colombia. As a result of these declines and despite double-digit sales growth in Mexico, operating income decreased $3.9 million. Although the Brazilian currency has stabilized recently, the recessions in Brazil and Colombia continue to affect the current outlook for these businesses.

Other Beverages - Volume and sales increased 3 percent, reflecting sales growth in both the European and Asia/Pacific businesses. Operating results decreased $3.1 million, reflecting increased A&M spending.



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

Three Months Ended June 30, 1999 Compared with
Three Months Ended June 30, 1998

Consolidated net sales for the three months ended June 30, 1999 (current year) decreased 5 percent from the three months ended June 30, 1998 (prior year), due to the absence of divested businesses. Excluding divested businesses, sales increased 2 percent from the prior year, led by 7 percent growth in the U.S. and Canadian Gatorade business. Sales grew 11 percent in the Other Foods business and 1 percent in the U.S. and Canadian Foods business, which partly offset declines in the Latin American businesses. Price changes did not significantly affect the comparison of current and prior year net sales. Weaker exchange rates, mainly in Latin America, negatively affected sales.

The consolidated gross profit margin increased to 54.9 percent in the current year from 51.0 percent in the prior year. Approximately one-half of the expanded gross margin was driven by ongoing businesses, primarily due to lower commodity and packaging costs and other cost-reduction efforts. The remaining margin improvement resulted from the divestiture of lower-margin businesses in 1998.

SG&A expenses decreased $17.9 million, or 3 percent, primarily due to the absence of divested businesses. For ongoing businesses, SG&A expenses increased $0.4 million. A&M spending increased, but was offset largely by declines in other SG&A expenses resulting from cost-reduction programs and previous restructuring actions.

Business segment operating income increased 16 percent to $229.8 million in the current year from $198.9 million in the prior year. Sales growth and cost reductions in the U.S. and Canadian Gatorade and worldwide Foods segments drove the improvement.

Net financing costs (net interest expense and foreign exchange losses) decreased $5.9 million in the current year, reflecting both lower foreign exchange costs and interest expense. The decrease in foreign exchange costs resulted from a lower rate of currency devaluation in Latin American and Asia/Pacific markets versus the prior year. The decline in interest expense reflected lower debt levels.

Prior year consolidated operating results include restructuring charges of $15.6 million for organization alignment and $63.0 million for asset impairment losses related to the divested Continental Coffee and Brazilian pasta businesses. The Company's remaining restructuring actions are proceeding as planned; the related reserve balances are considered adequate to cover committed restructuring actions.



<16>



                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


An adjustment was made to reduce previously recorded tax accruals to reflect developments and information received during the current year. The net effect of these adjustments was to reduce the current year tax provision by $37.7 million. Excluding these tax adjustments and the tax effects of restructuring and asset impairment charges, the Company's effective tax rate in the current year was 36.1 percent versus 36.4 percent in the prior year.

Operating Segment Results

Foods

U.S. and Canadian Foods - Volume decreased 1 percent, while sales increased 1 percent. The sales increase was due primarily to continued hot cereals growth. New products and advertising drove sales increases in hot cereals, grain-based snack bars and many of the Company's Canadian food lines. Sales in ready-to-eat cereals, rice cakes, syrups and mixes declined. Ready-to-eat cereals sales decreased partly due to lower sales in non-traditional channels, such as mass merchandisers. U.S. and Canadian operating income increased 12 percent primarily due to sales growth and lower supply chain costs, partly offset by increases in A&M spending.

Latin American Foods - Volume increased nearly 1 percent, while sales decreased 16 percent, primarily reflecting the currency devaluation in Brazil. Despite the weakened Brazilian economy, operating income increased $1.0 million, reflecting lower A&M spending and effective cost-reduction efforts. Although the Brazilian currency has stabilized recently, the recession continues to affect the current outlook for this business.

Other   Foods  -  Volume  and  sales  increased  6  percent  and  11   percent,
respectively, primarily due to growth in the European cereals business. Operating results improved due to the sales growth and significantly reduced operating losses in the Asia/Pacific business resulting from recent restructuring actions.

Beverages

U.S. and Canadian Beverages - Volume and sales grew 9 percent and 7 percent, respectively, despite difficult year-on-year comparisons. In the prior year, Gatorade volume and sales increased 22 percent and 17 percent, respectively. New flavors, such as Gatorade Fierce, and new packaging, such as the expansion of the single-serve E.D.G.E. sport bottle and 20-ounce wide-mouth bottle, helped drive growth. In addition, expanded availability, outside traditional retail channels, drove sales growth. Operating income grew 13 percent to $135.7 million, an increase of $15.4 million from the prior year, reflecting strong sales growth and supply chain efficiencies, partly offset by increased A&M spending.



<17>



                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Latin American Beverages - The recessions and currency devaluations in both Brazil and Colombia continued to affect current year volume and sales. Volume decreased 5 percent and sales decreased 7 percent. However, increased sales in Mexico, cost management efforts, savings from prior-year restructuring actions and lower A&M spending, allowed the Latin American Beverages segment to increase operating income by $1.2 million, or 19 percent, over the prior year. Although the Brazilian currency has stabilized recently, the recessions in Brazil and Colombia continue to affect the current outlook for these businesses.

Other Beverages - Volume and sales increased 9 percent and 3 percent, respectively. The impact of weaker European currencies drove a disproportionate change between sales and volume. Volume and sales increased in the Asia/Pacific business, while sales in Europe were nearly even with the prior year. Operating income decreased $1.5 million as A&M spending increased to establish the Gatorade brand in China.

Divested

Prior year operating results from divested businesses reflect the Ardmore Farms, Continental Coffee, Nile Spice and Liqui-Dri businesses divested in 1998, and the Brazilian pasta business divested March 1, 1999.

Liquidity and Capital Resources

Net cash provided by operating activities was $315.3 million, an increase of $42.5 million from the prior year, reflecting improved operating profitability. Capital expenditures for the current and prior year were $76.5 million and $84.6 million, respectively. The rate of capital expenditures is expected to increase during the remainder of the year as the Company continues to invest in cost-reduction projects and Gatorade production capacity. The Company expects that capital expenditures and cash dividends for the remainder of the year will be financed through cash flow from operating activities.

Cash used in investing activities in the current year includes the Company's purchase of marketable securities of $123.0 million, partly offset by proceeds from the sale of the Brazilian pasta business. Cash provided by investing activities in the prior year includes a $240 million recovery of income taxes paid on previous capital gains and proceeds of $73.2 million from the December 1997 divestiture of certain food service businesses. These prior year cash flows were offset partly by the Company's purchase of marketable securities of $111.2 million.

Financing activities used cash of $266.4 million and $359.1 million in the current year and prior year, respectively, primarily to repurchase shares, pay dividends and pay down debt. During the current year, the Company repurchased
3.2 million shares of its outstanding common stock for $200.1 million under the $1 billion repurchase program announced in March 1998. During the current year, approximately 1.5 million employee stock options were exercised providing cash of $51.4 million.

Short-term and long-term debt (total debt) as of June 30, 1999 was $899.4 million, a decrease of $32.2 million from December 31, 1998. Amounts available under revolving credit facilities and debt and commercial paper ratings were unchanged during the current quarter.



<18>


                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Derivative Financial and Commodity Instruments

The Company actively monitors its exposure to commodity price, foreign currency exchange rate and interest rate risks and uses derivative financial and commodity instruments to manage the impact of certain risks. The Company's policy is to use derivatives only for purposes of managing risks associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price, exchange rate or interest rate fluctuations alone, nor does it utilize instruments where there are not known or anticipated underlying exposures. The Company is currently evaluating using derivative financial instruments that may result in short-term gains or losses and increased earnings volatility. Complex instruments involving leverage or multipliers are not used. Management believes that its use of these instruments to manage risk is in the Company's best interest.

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity or financial instrument, assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices, if available. The results of the sensitivity analyses as of June 30, 1999, did not differ materially from the amounts reported as of December 31, 1998. Actual changes in market prices or rates may differ from hypothetical changes.

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

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results of the hedged item in the income statement, and require that the Company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company has not determined its method or timing of adopting this Statement, but will be required to adopt it by January 2001. When adopted, this Statement could increase volatility in reported earnings and other comprehensive income of the Company.



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

To address the year 2000 issues, the Company has developed and is executing a detailed four-phase comprehensive readiness plan. The first phase of the readiness plan, the assessment of the Company's internal systems, is complete. The second phase, the remediation, replacement and testing of computer systems and imbedded systems, is nearly 100 percent and 97 percent complete, respectively. The remaining equipment or controls for the imbedded systems are scheduled for replacement during the remainder of the year. The third phase, the assessment of the year 2000 readiness plans of the Company's material third parties, will continue through 1999. All of the Company's major service providers, vendors, suppliers and customers who are believed to be critical to the business operations after January 1, 2000, have been contacted to determine their stage of year 2000 compliance, with approximately 50 percent indicating that they are fully compliant. The other half are in varying stages of completion. The fourth phase involves the development of contingency plans to further mitigate the impact of possible year 2000 disruptions, including disruptions resulting from non-compliant, material third parties. Although largely complete, the remaining contingency plans are expected to be completed by September 30, 1999. These contingency plans may include stockpiling raw and packaging materials, increasing finished goods inventory levels, securing alternate suppliers and other appropriate measures.

While the Company's year 2000 readiness plans are nearly complete, the consequences of non-compliance by the Company, its major service providers, vendors, suppliers or customers, could have a material adverse effect on the Company's operations. Although the Company does not anticipate any major non-compliance issues, some of the possible consequences of non-compliance by the Company or its material third parties include, among other things: temporary plant closings; delays in the delivery and receipt of products and supplies; invoice and collection errors; and inventory obsolescence. It is currently estimated that the aggregate cost of the Company's year 2000 efforts will be approximately $12 million, of which approximately $10 million has been incurred to date. All of these costs are being funded through operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans.

The Company's year 2000 readiness plan is an ongoing process, and the estimates of costs and completion dates for various components of the program as described above are subject to change.




<20>



                   THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary Statement on Forward-Looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis. Statements that are not historical facts, including statements about expectations or projected results, are forward-looking statements. The Company's results may differ materially from those suggested by the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by factors such as: actions of competitors; changes in laws and regulations, including changes in governmental interpretations of regulations and changes in accounting standards; customer demand; effectiveness of spending, investments or programs, including cost-reduction projects; changes in market prices or rates; fluctuations in the cost and availability of supply chain resources; foreign economic conditions, including currency rate fluctuations; weather; and the ability of the Company, and its major service providers, vendors, suppliers and customers, to adequately address the year 2000 issue. In addition, capital expenditures and cash dividends may be affected by the amount of cash flow from operating activities; restructuring actions may be affected by the amount of reserve balances; and the Company's market risk exposures may be affected by actual changes in market prices of derivative financial and commodity instruments if actual changes differ from the hypothetical changes used in sensitivity analyses. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to update them.



<21>




                          PART II - OTHER INFORMATION


Item 1    Legal Proceedings

          Note 2 in Part I is incorporated by reference herein.

Item 4    Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of Shareholders was held on May 12, 1999. The matters voted upon at the Meeting are described in (c) below.

(c)       (i)   To elect two directors in Class I to serve for three-year  terms expiring in the year 2002 or until their successors are elected and qualified. All nominees are named below.

           -    J. Michael Losh
                Votes For Election - 118,869,761
                Votes Withheld - 2,763,326

           -    Walter J. Salmon
                Votes For Election - 118,321,536
                Votes Withheld - 3,311,551

                There were no votes against, abstentions or broker non-votes with respect to the election of any nominee named above.

          (ii) To ratify the Board of Directors' appointment of Arthur Andersen LLP as independent public accountants for the Company for 1999.

                Votes For Proposal - 120,217,314
                Votes Against Proposal - 907,028
                Votes Abstaining - 508,743
                Broker Non-Votes - 0
                Votes Withheld - 0

          (iii) To approve the adoption of The Quaker Executive Incentive Bonus Plan.

                Votes For Proposal - 111,887,862
                Votes Against Proposal - 8,192,978
                Votes Abstaining - 1,552,044
                Broker Non-Votes - 202
                Votes Withheld - 0



<22>



                   PART II - OTHER INFORMATION - (CONTINUED)


          (iv) To consider a shareholder proposal regarding annual election of directors.

                Votes For Proposal - 56,688,122
                Votes Against Proposal - 53,648,918
                Votes Abstaining - 1,386,219
                Broker Non-Votes - 9,909,828
                Votes Withheld - 0

          (v) To consider a shareholder proposal regarding the Shareholder Rights Plan.

                Votes For Proposal - 59,058,900
                Votes Against Proposal - 51,124,877
                Votes Abstaining - 1,539,476
                Broker Non-Votes - 9,909,833
                Votes Withheld - 0

Item 6    Exhibits and Reports on Form 8-K

Item 6(a) See Exhibit Index.



       All other items in Part II are either inapplicable to the Company during the quarter ended June 30, 1999, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.



<23>



                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            The Quaker Oats Company
                                 (Registrant)




Date: August 3, 1999      /s/ Terence D. Martin
                              Terence D. Martin
                        Senior Vice President - Finance and
                              Chief Financial Officer




Date: August 3, 1999      /s/ Richard M. Gunst
                              Richard M. Gunst
                              Vice President and
                              Corporate Controller





<24>



                            EXHIBIT INDEX

            Exhibit                                    Paper (P) or
            Number           Description               Electronic (E)



             27           Financial Data Schedule           E






<25>