Form 10-Q
period 1999-09-30
QUAKER OATS CO
filed 1999-11-02
CIK 81371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 4 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 1999

     Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

Commission file number 1-12

THE QUAKER OATS COMPANY (Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	36-1655315 (I.R.S. Employer Identification No.)
Quaker Tower P.O. Box 049001 Chicago, Illinois (Address of principal executive office)	60604-9001 (Zip Code)
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

YES  4  NO

The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on September 30, 1999 was 132,876,176.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
INDEX TO FORM 10-Q
Page
PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Condensed Consolidated Statements of Income and Reinvested Earnings for the Nine and Three Months Ended September 30, 1999 and 1998	3-4
Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998	6
Net Sales and Operating Income by Segment for the Nine and Three Months Ended September 30, 1999 and 1998	7-8
Notes to the Condensed Consolidated Financial Statements	9-15
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	16-25

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	26
Item 6 - Exhibits and Reports on Form 8-K	26
SIGNATURES	27
EXHIBIT INDEX	28

THE QUAKER OATS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND REINVESTED EARNINGS (UNAUDITED)

                                                                                                                     Nine Months Ended
(Dollars in Millions - Except Per Share Data)                                                          September 30,

                                                                                                                1999                   1998

Net sales	$3,776.1	$3,879.2
Cost of goods sold	1,683.3	1,892.1
Gross profit	2,092.8	1,987.1

Selling, general and administrative expenses	1,489.1	1,473.2
Gains on divestitures and restructuring and asset impairment charges	(1.8)	129.6
Interest expense	47.7	52.7
Interest income	(8.0)	(6.5)
Foreign exchange loss - net	19.0	11.2

Income before income taxes	546.8	326.9
Provision for income taxes	150.8	115.6

Net Income	396.0	211.3

Preferred dividends - net of tax	3.3	2.5
Net Income Available for Common	$392.7	$208.8

Per Common Share:
Net income	$2.92	$1.52
Net income - assuming dilution	$2.81	$1.47
Dividends declared	$0.855	$0.855

Average Number of Common Shares Outstanding
(in thousands)	134,466	137,552

Reinvested Earnings:
Balance - beginning of period	$555.8	$431.0
Net income	396.0	211.3
Dividends	(117.3)	(119.2)
Balance - end of period	$834.5	$523.1

See accompanying notes to the condensed consolidated financial statements.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND REINVESTED EARNINGS (UNAUDITED)

                                                                                                                    Three Months Ended
(Dollars in Millions - Except Per Share Data)                                                           September 30,

                                                                                                                1999                   1998

Net sales	$1,384.0	$1,405.2
Cost of goods sold	600.9	663.4
Gross profit	783.1	741.8

Selling, general and administrative expenses	546.5	521.8
Restructuring and asset impairment charges and gains on divestitures	6.6	41.9
Interest expense	15.2	16.9
Interest income	(2.7)	(2.5)
Foreign exchange loss - net	3.4	2.3

Income before income taxes	214.1	161.4
Provision for income taxes	76.8	53.6

Net Income	137.3	107.8

Preferred dividends - net of tax	1.1	0.8
Net Income Available for Common	$136.2	$107.0

Per Common Share:
Net income	$1.02	$0.78
Net income - assuming dilution	$0.98	$0.75
Dividends declared	$0.285	$0.285

Average Number of Common Shares Outstanding
(in thousands)	133,433	136,394

Reinvested Earnings:
Balance - beginning of period	$735.8	$454.2
Net income	137.3	107.8
Dividends	(38.6)	(38.9)
Balance - end of period	$834.5	$523.1

See accompanying notes to the condensed consolidated financial statements.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in Millions)	September 30, 1999	December 31, 1998
Assets
Current Assets:
  Cash and cash equivalents
  Marketable securities
  Trade accounts receivable - net of allowances
  Inventories:
    Finished goods
    Grains and raw materials
    Packaging materials and supplies
      Total inventories
  Other current assets
Total Current Assets	$214.9 216.4 345.2 175.7 42.7 24.2 242.6 202.9 1,222.0	$326.6 27.5 283.4 189.1 48.4 23.9 261.4 216.1 1,115.0
Property, plant and equipment Less: accumulated depreciation Property - net	1,823.1 755.2 1,067.9	1,818.8 748.6 1,070.2
Intangible assets - net of amortization	239.0	245.7
Other assets	67.1	79.4
Total Assets	$2,596.0	$2,510.3
Liabilities and Shareholders' Equity
Current Liabilities: Short-term debt Current portion of long-term debt Trade accounts payable Other current liabilities Total Current Liabilities	$26.7 101.2 208.6 734.9 1,071.4	$41.3 95.2 168.4 704.2 1,009.1
Long-term debt	715.1	795.1
Other liabilities	539.5	533.4
Preferred Stock, Series B, no par value, authorized 1,750,000 shares; issued 1,282,051 of $5.46 cumulative convertible shares (liquidating preference of $78 per share)	100.0	100.0
Deferred compensation	(38.5)	(48.4)
Treasury Preferred Stock, at cost, 350,369 shares and 302,969 shares, respectively	(36.7)	(29.9)
Common Shareholders' Equity:
  Common stock, $5 par value, authorized 400 million
     shares; issued 167,978,792 shares
  Additional paid-in capital
  Reinvested earnings
  Cumulative translation adjustment
  Unrealized gain on marketable securities
  Deferred compensation
  Treasury common stock, at cost, 35,102,616
     shares and 32,656,284 shares, respectively
	840.0 97.9 834.5 (100.8) 4.8 (44.7) (1,386.5)	840.0 78.9 555.8 (80.5) 0.4 (67.6) (1,176.0)
Total Common Shareholders' Equity	245.2	151.0
Total Liabilities and Shareholders' Equity	$2,596.0	$2,510.3

                                       See accompanying notes to the condensed consolidated financial statements.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in Millions)	Nine Months Ended September 30, 1999 1998

Cash Flows from Operating Activities:
Net income
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization
    Deferred income taxes
    (Gain) Loss on divestitures - net of tax of $1.7 in 1999
    Restructuring charges
    Asset impairment losses
    Loss on disposition of property, plant and equipment
    Increase in trade accounts receivable
    Decrease (Increase) in inventories
    Decrease in other current assets
    Increase in trade accounts payable
    Increase in other current liabilities
    Change in deferred compensation
    Other items
      Net Cash Provided by Operating Activities

	$396.0 92.3 3.8 (3.4) 3.3 - 12.4 (77.3) 7.7 10.5 44.7 44.8 32.9 39.7 607.4	$211.3 100.6 (38.8) 32.4 33.7 63.5 8.0 (65.0) (19.8) 19.4 25.7 93.0 31.7 17.5 513.2
Cash Flows from Investing Activities:
    Capital gains tax recovery
    Purchase of marketable securities
    Proceeds on sale of marketable securities
    Business divestitures
    Additions to property, plant and equipment
    Proceeds on sale of property, plant and equipment
Net Cash (Used in) Provided by Investing Activities	- (185.1) 0.6 14.3 (132.6) 6.2 (296.6)	240.0 (159.1) - 160.9 (135.9) 4.2 110.1
Cash Flows from Financing Activities:
    Cash dividends
    Change in short-term debt
    Proceeds from long-term debt
    Reduction of long-term debt
    Issuance of common treasury stock
    Repurchases of common stock
    Repurchases of preferred stock
Net Cash Used in Financing Activities	(117.3) (11.4) 1.1 (75.3) 66.8 (277.0) (6.8) (419.9)	(119.2) (12.3) 0.7 (103.0) 96.9 (300.2) (5.7) (442.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents
Net (Decrease) Increase in Cash and Cash Equivalents
Cash and Cash Equivalents - Beginning of Period
Cash and Cash Equivalents - End of Period	$(2.6) (111.7) 326.6 214.9	$1.7 182.2 84.2 266.4
Page 6               See accompanying notes to the condensed consolidated financial statements.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NET SALES AND OPERATING INCOME BY SEGMENT
(UNAUDITED)

                                                                                    Net Sales (a)          Operating Income (Loss)(b)
                                                                                   Nine Months                          Nine Months
(Dollars in Millions)                                          Ended September 30,             Ended September 30,

	1999	1998	1999	1998
Foods:
U.S. and Canadian	$1,798.9	$1,723.2	$294.7	$254.8
Latin American	227.5	280.5	16.8	21.7
Other (c)	158.1	144.3	20.4	0.9
Total Foods	2,184.5	2,148.0	331.9	277.4

Beverages:
U.S. and Canadian	1,311.5	1,186.3	282.4	244.8
Latin American	179.1	208.4	15.5	20.4
Other (c)	94.3	95.0	(2.2)	0.1
Total Beverages	1,584.9	1,489.7	295.7	265.3

Total Ongoing Businesses	3,769.4	3,637.7	627.6	542.7

Divested Businesses (d)	6.7	241.5	-	(4.7)
Total Sales/Operating Income	$3,776.1	$3,879.2	$627.6	$538.0

Less: Gains on divestitures and restructuring and asset impairment charges (e)(f)			(1.8)	129.6
General corporate expenses			23.9	24.1
Interest expense - net			39.7	46.2
Foreign exchange loss - net			19.0	11.2
Income before income taxes			$546.8	$326.9

(a)Intersegment revenue is not material.
(b)Business segment operating results exclude gains on divestitures, restructuring and asset impairment charges and certain other expenses not allocated to business segments such as income taxes, general corporate expenses and financing costs.
(c)Other includes European and Asian/Pacific businesses.
(d)1999 includes net sales and operating results through the divestiture date for the Brazilian pasta business. 1998 includes nine months of net sales and operating results for the Nile Spice, Liqui-Dri and Brazilian pasta businesses and results through the divestiture dates for the Ardmore Farms and Continental Coffee businesses.
(e)1999 includes a pretax gain of $5.1 million for the sale of the Brazilian pasta business, pretax restructuring charges of $6.7 million for the supply chain reconfiguration project and pretax income of $3.4 million to reduce certain prior divestiture and restructuring reserves.
(f)1998 includes pretax restructuring charges of $33.7 million for organization alignment, non-cash, pretax asset impairment losses of $63.5 million related to the China foods and the divested Nile Spice soup-cup and Brazilian pasta businesses, and a combined pretax loss of $32.4 million for an asset impairment loss net of divestiture gains on the sale of the Ardmore Farms and Continental Coffee businesses.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NET SALES AND OPERATING INCOME BY SEGMENT
(UNAUDITED)

                                                                                      Net Sales (a)        Operating Income (Loss)(b)
                                                                                    Three Months                       Three Months
(Dollars in Millions)                                             Ended September 30,          Ended September 30,

	1999	1998	1999	1998
Foods:
U.S. and Canadian	$658.8	$619.4	$110.0	$101.6
Latin American	76.8	92.6	4.8	7.9
Other (c)	55.1	51.7	6.3	3.5
Total Foods	790.7	763.7	121.1	113.0

Beverages:
U.S. and Canadian	498.7	471.2	118.4	107.5
Latin American	61.0	65.3	5.4	6.4
Other (c)	33.6	35.9	0.6	(0.2)
Total Beverages	593.3	572.4	124.4	113.7

Total Ongoing Businesses	1,384.0	1,336.1	245.5	226.7

Divested Businesses (d)	-	69.1	-	(0.5)
Total Sales/Operating Income	$1,384.0	$1,405.2	$245.5	$226.2

Less: Restructuring and asset impairment charges and gain on divestiture (e)(f)			6.6	41.9
General corporate expenses			8.9	6.2
Interest expense - net			12.5	14.4
Foreign exchange loss - net			3.4	2.3
Income before income taxes			$214.1	$161.4

(a)Intersegment revenue is not material.
(b)Business segment operating results exclude the gain on divestiture, restructuring and asset impairment charges and certain other expenses not allocated to business segments such as income taxes, general corporate expenses and financing costs.
(c)Other includes European and Asian/Pacific businesses.
(d)1998 includes three months of net sales and operating results for the Nile Spice, Liqui-Dri and Brazilian pasta businesses and results through the divestiture dates for the Ardmore Farms and Continental Coffee businesses.
(e)1999 includes pretax restructuring charges of $6.7 million for the supply reconfiguration project and $0.1 million of pretax income to reduce certain prior divestiture reserves.
(f)1998 includes pretax restructuring charges of $9.0 million for organization alignment, non-cash, pretax asset impairment losses of $40.5 million related to the China foods and divested Nile Spice businesses, and a combined pretax gain of $7.6 million on the sale of the Ardmore Farms and Continental Coffee businesses.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 1999

Note 1 - Basis of Presentation

The condensed consolidated financial statements include The Quaker Oats Company and its subsidiaries (the Company). The condensed consolidated statements of income and reinvested earnings for the nine and three months ended September 30, 1999 and 1998, the condensed consolidated balance sheet as of September 30, 1999, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1999, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's report to shareholders for the year ended December 31, 1998.

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

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 1999

Note 3 - Restructuring Charges and Tax Adjustments

In September 1999, the Company announced that it has begun a three-year project to upgrade and optimize its manufacturing and distribution capabilities in its U.S. and Canadian businesses ("supply chain reconfiguration project"). The project involves a rationalization of U.S. and Canadian Foods operations, an expansion of U.S. beverage manufacturing and a reconfiguration of the Company's food and beverage logistics network. This project is expected to significantly lower operating costs by removing inefficient assets, building operating scale in key product lines, and integrating Foods and Beverages warehousing. Targeted savings are in the range of $40 million to $50 million in 2001, rising to $60 million to $70 million beginning in 2002 and going forward. Actions are likely to include plant closures, line consolidations and selective outsourcing of product manufacturing and logistics. The Company is still in the process of developing specific plans to achieve targeted savings and anticipates that implementation will occur over the course of the next three years. If the project proceeds as anticipated, the Company would expect to take a series of pretax restructuring and other charges totaling in the range of $225 million to $250 million.

During the three months ended September 30, 1999 (third quarter), the Company recorded pretax restructuring charges of $6.7 million for cereal manufacturing line consolidations, an initial step of the supply chain reconfiguration project. In addition, the estimated useful lives of assets that will be replaced in conjunction with the expansion of U.S. beverage manufacturing were shortened. As a result, depreciation expense reflected in cost of goods sold increased by about $0.7 million in the third quarter.

The Company recorded pretax adjustments to reduce prior divestiture and restructuring reserves by $3.3 million and $0.1 million in the first and third quarters of 1999, respectively. These adjustments were primarily due to higher-than-anticipated proceeds on the sale of closed facilities. The Company also adjusted its tax accruals and tax assets to reflect developments and information received during the current year. The net effect of these adjustments was to reduce the current year tax provision by $46.1 million for the nine months ended September 30, 1999.

During the three and nine months ended September 30, 1998, the Company recorded pretax restructuring charges of $9.0 million and $33.7 million, respectively, for organization alignment. The Company's remaining restructuring actions are proceeding as planned, and the related reserve balances are considered adequate to cover committed restructuring actions. The Company continues to review its business strategies for other cost-reduction opportunities, some of which could result in future charges.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 1999

Note 4 - Divestitures and Asset Impairment Charges

On March 1, 1999, the Company completed the sale of its Brazilian pasta business for $14.3 million and realized a pretax gain of $5.1 million.

During the third quarter of 1998 the Company completed the sale of its Ardmore Farms juice and Continental Coffee food service businesses resulting in a pretax gain of $7.6 million. The gain reflects the sale of the Ardmore Farms business and an adjustment upon sale of the Continental Coffee business. The combined impact of these transactions for the nine months ended September 30, 1998, was a pretax loss of $32.4 million, including $40.0 million in related asset impairment losses. During the first quarter of 1998, the Company received $240.0 million from the recovery of income taxes paid on previous capital gains and cash proceeds of $73.2 million from the December 1997 divestiture of certain food service businesses.

The Company recorded pretax asset impairment losses of $15.1 million and $25.4 million related to its China foods and divested Nile Spice soup-cup businesses, respectively, during the third quarter of 1998. Reflected in the Company's operating results for the nine months ended September 30, 1998, are the aforementioned losses and a pretax asset impairment loss of $23.0 million for the divested Brazilian pasta business.

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

Note 6 - Marketable Securities

During 1999, the Company made investments in marketable securities. These marketable securities are available for sale and consist of investments in mutual funds and preferred stock. These investments are expected to be held less than twelve months and are classified as marketable securities in the consolidated balance sheet. In 1999, the Company recorded an unrealized gain of $4.4 million on its investments in marketable securities to adjust the carrying value of these investments to fair value. The unrealized gain is classified as a separate component of common shareholders' equity and is included in comprehensive income.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 1999

Note 7 - Comprehensive Income

Total comprehensive income for the three months ended September 30, 1999 and 1998, was $139.4 million and $109.5 million, respectively. For the nine months ended September 30, 1999 and 1998, total comprehensive income was $380.1 million and $217.9 million, respectively. Total comprehensive income for the Company includes net income, foreign currency translation adjustments and unrealized gains on investments.

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
SEPTEMBER 30, 1999

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
SEPTEMBER 30, 1999

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

Note 10 - Share Repurchases

During 1999, the Company repurchased 4.4 million shares of its outstanding common stock for $281.6 million. Of the total shares repurchased, 1.2 million shares were repurchased during the current quarter for $81.5 million. As of September 30, 1999, the Company repurchased $546.6 million under the $1 billion repurchase program announced in March 1998.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 1999

Note 11 - Earnings Per Share

Reconciliations of basic earnings per share (EPS) to diluted EPS were as follows:

(Dollars in Millions - Except Per Share Data)	Nine Months Ended September 30,
	1999		1998

Income		Shares	Income	Shares

Net income	$396.0		$211.3
Less: Preferred dividends - net of tax	3.3		2.5
Net income available for common	$392.7	134,466	$208.8	137,552

Net income per common share	$2.92		$1.52

Net income available for common	$392.7	134,466	$208.8	137,552

Effect of dilutive securities:
Stock options	-	3,636	-	3,551
Non-vested awards	-	228	-	218
ESOP Convertible Preferred Stock	1.5	2,059	2.3	2,198
	$394.2	140,389	$211.1	143,519
Net income per common share - assuming dilution	$2.81		$1.47

The decrease in average common shares outstanding at September 30, 1999, compared to September 30, 1998, reflects the continuation of the Company's share repurchase program, partly offset by the exercise of employee stock options.

As of September 30, 1999 and 1998, certain stock options were excluded from the computation of diluted EPS because the exercise prices were higher than the average market price.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999 Compared with
Nine Months Ended September 30, 1998

Consolidated net sales for the nine months ended September 30, 1999 (current year) decreased 3 percent from the nine months ended September 30, 1998 (prior year), due to the absence of divested businesses. Excluding divested businesses, sales increased 4 percent from the prior year, led by 11 percent growth in the U.S. and Canadian Gatorade business and 4 percent growth in the U.S. and Canadian Foods business, partly offset by declines in the Latin American business. Weaker exchange rates, mainly in Latin America, negatively affected sales. Price changes did not significantly affect the comparison of current and prior year net sales.

The consolidated gross profit margin increased to 55.4 percent in the current year versus 51.2 percent in the prior year. More than one-half of the gross margin improvement was driven by ongoing businesses, primarily due to lower commodity and packaging costs and other cost-reduction efforts. The remaining margin improvement resulted from the divestiture of lower-margin businesses.

Selling, general and administrative (SG&A) expenses increased $15.9 million, or 1 percent, due to higher advertising and merchandising (A&M) spending. Other SG&A expenses decreased due to cost-reduction programs, previous restructuring actions and business divestitures. For ongoing businesses, SG&A expenses increased $68.3 million, or 5 percent, driven by a 9 percent increase in A&M spending.

Business segment operating income increased 17 percent to $627.6 million in the current year from $538.0 million in the prior year, primarily driven by increased gross profit and lower overhead costs, resulting in improved operating margins in both the U.S. and Canadian Gatorade and Foods businesses.

Net financing costs (net interest expense and foreign exchange losses) increased $1.3 million in the current year, reflecting higher foreign exchange expenses. Lower interest expense, as a result of lower debt levels, substantially offset Brazilian foreign exchange losses, which increased $10.1 million in the current year.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In September 1999, the Company announced that it has begun a three-year project to upgrade and optimize its manufacturing and distribution capabilities in its U.S. and Canadian businesses ("supply chain reconfiguration project"). The project involves a rationalization of U.S. and Canadian Foods operations, an expansion of U.S. beverage manufacturing and a reconfiguration of the Company's food and beverage logistics network. This project is expected to significantly lower operating costs by removing inefficient assets, building operating scale in key product lines, and integrating Foods and Beverages warehousing. Targeted savings are in the range of $40 million to $50 million in 2001, rising to $60 million to $70 million beginning in 2002 and going forward. Actions are likely to include plant closures, line consolidations and selective outsourcing of product manufacturing and logistics. The Company is still in the process of developing specific plans to achieve targeted savings and anticipates that implementation will occur over the course of the next three years. If the project proceeds as anticipated, the Company would expect to take a series of pretax restructuring and other charges totaling in the range of $225 million to $250 million.

During the current year, the Company recorded pretax restructuring charges of $6.7 million for cereal manufacturing line consolidations, an initial step of the supply chain reconfiguration project. In addition, the estimated useful lives of assets that will be replaced in conjunction with the expansion of U.S. beverage manufacturing were shortened, which increased depreciation expense reflected in cost of goods sold by about $0.7 million in the current year. The Company recorded pretax adjustments in the current year to reduce prior divestiture and restructuring reserves by $3.4 million. These adjustments were primarily due to higher-than-anticipated proceeds on the sale of closed facilities. During the prior year, the Company recorded pretax restructuring charges of $33.7 million for organization alignment. The Company's remaining restructuring actions are proceeding as planned, and the related reserve balances are considered adequate to cover committed restructuring actions. The Company continues to review its business strategies for other cost-reduction opportunities, some of which could result in future charges.

On March 1, 1999, the Company completed the sale of its Brazilian pasta business for $14.3 million and realized a pretax gain of $5.1 million. During the prior year, the Company completed the sale of its Ardmore Farms juice and Continental Coffee food service businesses resulting in a pretax gain of $7.6 million. The gain reflects the sale of the Ardmore Farms business and an adjustment upon sale of the Continental Coffee business. The combined impact of these transactions including $40.0 million in related asset impairment losses was a pretax loss of $32.4 million for the prior year. In the prior year, the Company also recorded pretax asset impairment losses of $15.1 million, $25.4 million and $23.0 million related to its China foods, divested Nile Spice soup-cup and divested Brazilian pasta businesses, respectively.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company also adjusted its tax accruals and tax assets to reflect developments and information received during the current year. The net effect of these adjustments was to reduce the current year tax provision by $46.1 million. Excluding these tax adjustments and the tax effects of restructuring and impairment charges and gains on divestitures, the Company's effective tax rate was 36.1 percent in the current year and 36.6 percent in the prior year. The decrease in the effective tax rate was primarily due to lower effective state tax rates.

Operating Segment Results

 Foods

U.S. and Canadian Foods - Volume and sales increased 2 percent and 4 percent, respectively, led by growth in hot cereals. The sales increase in hot cereals reflects the impact of advertising and merchandising programs and new product introductions. Sales also increased in most of the other product lines: ready-to-eat boxed cereals, grain-based snack bars, flavored rice, syrups and mixes, corn goods and many of the Company's Canadian foods lines. Sales declined in rice cakes and bagged ready-to-eat cereals. U.S. and Canadian Foods operating income increased 16 percent due to sales growth, lower supply chain costs and a favorable product mix, partly offset by increases in A&M spending.

Latin American Foods - Volume and sales decreased 1 percent and 19 percent, respectively, primarily driven by the Brazilian recession and currency devaluation. As a result, operating income decreased $4.9 million as the impact of the recession and devaluation more than offset cost savings from prior-year restructuring actions and other cost management efforts. Although the Brazilian currency has been relatively stable in the past two quarters, the recession in the Brazilian economy continues to affect the current outlook for this business.

Other Foods - Volume and sales increased 8 percent and 10 percent, respectively, reflecting growth in the European and Asian/Pacific cereals businesses. Operating income increased $19.5 million due to the sales growth and significantly reduced operating expenses in the Asian/Pacific business resulting from recent restructuring actions.

Beverages

U.S. and Canadian Beverages - Volume and sales grew 14 percent and 11 percent, respectively. New flavors, such as Gatorade Fierce, and new packaging, such as the expansion of the single-serve E.D.G.E. sport bottle and 20-ounce wide-mouth bottle, helped drive growth. Expanded availability, outside traditional retail channels, also drove sales growth. Operating income grew 15 percent to $282.4 million, an increase of $37.6 million from the prior year, reflecting strong sales growth, partly offset by increased A&M spending.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Latin American Beverages - Volume and sales decreased 9 percent and 14 percent, respectively, primarily driven by the recessions and currency devaluations in Brazil and Colombia, offsetting double-digit sales growth in Mexico. As a result of these declines, operating income decreased $4.9 million. Although the Brazilian currency has been relatively stable in the past two quarters, the recessions in Brazil and Colombia continue to affect the current outlook for these businesses.

Other Beverages - Combined, European and Asian/Pacific Gatorade volume increased 1 percent while sales decreased 1 percent. In China, volume and sales increased because of new products and packaging, supported by increased media spending. In Europe, Gatorade volume and sales declined modestly compared to the prior year's 23 percent volume growth which was aided by extremely warm weather conditions. Operating results decreased $2.3 million as a result of the lower European sales.

Divested

Current year operating results from divested businesses reflect the Brazilian pasta business through its divestiture date of March 1, 1999. Prior year operating results from divested businesses reflect the Ardmore Farms and Continental Coffee businesses through their divestiture dates and the Nile Spice, Liqui-Dri and Brazilian pasta business.

Three Months Ended September 30, 1999 Compared with
Three Months Ended September 30, 1998

Consolidated net sales for the three months ended September 30, 1999 (current year) decreased 2 percent from the three months ended September 30, 1998 (prior year), due to the absence of divested businesses. Excluding divested businesses, sales increased 4 percent from the prior year, led by 6 percent growth in both the U.S. and Canadian Foods and Gatorade businesses, partly offset by declines in the Latin American business. Weaker exchange rates, mainly in Latin America, negatively affected sales. Price changes did not significantly affect the comparison of current and prior year net sales.

The consolidated gross profit margin increased to 56.6 percent in the current year from 52.8 percent in the prior year. More than one-half of the expanded gross margin was driven by ongoing businesses, primarily due to lower commodity and packaging costs and other cost-reduction efforts. The remaining margin improvement resulted from the divestiture of lower-margin businesses.

SG&A expenses increased $24.7 million, or 5 percent, due to higher A&M spending. Other SG&A expenses decreased due to cost-reduction programs, previous restructuring actions and business divestitures. For ongoing businesses, SG&A expenses increased $40.7 million, driven by a 13 percent increase in A&M spending.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business segment operating income increased 9 percent to $245.5 million in the current year from $226.2 million in the prior year, primarily driven by increased gross profit and lower overhead costs in both the U.S. and Canadian Gatorade and Foods businesses.

Net financing costs (net interest expense and foreign exchange losses) decreased $0.8 million in the current year due to lower interest expense reflecting a decline in debt levels, partly offset by increased foreign exchange expenses.

During the current year, the Company recorded pretax restructuring charges of $6.7 million for cereal manufacturing line consolidations, an initial step of the supply chain reconfiguration project. The Company also recorded pretax adjustments to reduce prior divestiture reserves by $0.1 million in the current year. In addition, the estimated useful lives of assets that will be replaced in conjunction with the expansion of U.S. beverage manufacturing were shortened, which increased depreciation expense reflected in cost of goods sold by about $0.7 million in the current year.

During the prior year, the Company recorded pretax restructuring charges of $9.0 million for organization alignment and pretax impairment losses of $25.4 million and $15.1 million related to its China foods and divested Nile Spice soup-cup businesses, respectively. The Company also completed the sale of its Ardmore Farms juice and Continental Coffee food service businesses resulting in a pretax gain of $7.6 million. The gain reflects the sale of the Ardmore Farms business and an adjustment upon sale of the Continental Coffee business.

Excluding restructuring and impairment charges and gains on divestitures, the Company's effective tax rate in the current and prior year was 36.1 percent.

Operating Segment Results

Foods

U.S. and Canadian Foods - Volume and sales increased 4 percent and 6 percent, respectively, reflecting sales growth across most product lines, led by ready-to-eat and hot cereals. New product innovations and effective marketing programs drove sales increases in hot cereals, ready-to-eat boxed and bagged cereals, grain-based snack bars, flavored rice and pasta and many of the Company's Canadian food lines. Rice cakes sales declines continued, but at a lower rate than the first half of 1999. U.S. and Canadian operating income increased 8 percent, primarily due to sales growth and improved gross margin, significantly offset by increases in A&M spending.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Latin American Foods - Volume increased less than 1 percent, while sales decreased 17 percent, primarily reflecting the currency devaluation in Brazil. As a result, operating income decreased $3.1 million. Although the Brazilian currency has been relatively stable in the past two quarters, the recession continues to affect the current outlook for this business.

Other Foods - Volume and sales increased 7 percent, primarily due to growth in the European and Asian/Pacific cereals businesses. Operating income increased $2.8 million due to the sales growth and reduced operating expenses in the Asian/Pacific business resulting from recent restructuring actions.

Beverages

U.S. and Canadian Beverages - Volume and sales grew 9 percent and 6 percent, respectively, despite difficult year-on-year comparisons. In the prior year, Gatorade volume and sales increased 22 percent and 17 percent, respectively. New flavors, such as Gatorade Fierce, and new packaging, such as the expansion of the single-serve E.D.G.E. sport bottle and 20-ounce wide-mouth bottle, helped drive growth. Expanded availability, outside traditional retail channels, also drove sales growth. Operating income grew 10 percent to $118.4 million, an increase of $10.9 million from the prior year, reflecting strong sales growth and supply chain and SG&A overhead efficiencies, partly offset by increased A&M spending.

Latin American Beverages - Volume and sales decreased 3 percent and 7 percent, respectively, primarily driven by the recessions and currency devaluations in Brazil and Colombia, offsetting double-digit sales growth in Mexico. As a result of these declines, operating income decreased $1.0 million. Although the Brazilian currency has been relatively stable in the past two quarters, the recessions in Brazil and Colombia continue to affect the current outlook for these businesses.

Other Beverages - Volume and sales decreased 3 percent and 6 percent, respectively. In Europe, Gatorade volume and sales declined compared to the prior year's 36 percent volume growth which was aided by extremely warm weather. In Asia/Pacific, Gatorade volume and sales increased, driven by growth in China, partly offset by decreases in other Asia/Pacific markets. Operating results improved $0.8 million, reflecting reduced operating expenses in the Asia/Pacific business resulting from recent restructuring actions, partly offset by the impact of the sales declines in Europe.

Divested

Prior year operating results from divested businesses reflect the Ardmore Farms and Continental Coffee businesses through their divestiture dates and the Nile Spice, Liqui-Dri and Brazilian pasta businesses.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Net cash provided by operating activities was $607.4 million, an increase of $94.2 million from the prior year, reflecting improved operating profitability. Capital expenditures for the current and prior year were $132.6 million and $135.9 million, respectively. The rate of capital expenditures is expected to increase during the remainder of the year as the Company continues to invest in cost-reduction projects and Gatorade production capacity. The Company expects that capital expenditures and cash dividends for the remainder of the year will be financed through cash flow from operating activities and proceeds from investing activities.

Cash used in investing activities in the current year includes the Company's purchase of marketable securities of $185.1 million, partly offset by proceeds from the sale of the Brazilian pasta business. Cash provided by investing activities in the prior year included a $240 million recovery of income taxes paid on previous capital gains and $160.9 million of divestiture proceeds. These prior year cash flows were offset partly by the Company's purchase of marketable securities of $159.1 million.

Financing activities used cash of $419.9 million and $442.8 million in the current year and prior year, respectively, primarily to repurchase shares, pay dividends and reduce debt. During the current year, the Company repurchased 4.4 million shares of its outstanding common stock for $281.6 million under the $1 billion repurchase program announced in March 1998. During the current year, approximately 1.8 million employee stock options were exercised providing cash of $62.7 million.

Short-term and long-term debt (total debt) as of September 30, 1999 was $843.0 million, a decrease of $88.6 million from December 31, 1998. Amounts available under revolving credit facilities and debt and commercial paper ratings were unchanged during the current quarter.

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

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity or financial instrument, assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices, if available. The results of the sensitivity analyses as of September 30, 1999, did not differ materially from the amounts reported as of December 31, 1998. Actual changes in market prices or rates may differ from hypothetical changes.

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

To address the year 2000 issues, the Company has developed and is executing a detailed four-phase comprehensive readiness plan. The first phase of the readiness plan, the assessment of the Company's internal systems, was completed. The second phase, the remediation, replacement and testing of internal systems, was completed for the computer systems and was 99 percent complete for the imbedded systems. The remaining equipment or controls for the imbedded systems are scheduled for replacement during the remainder of the year. The third phase, the assessment of the year 2000 readiness plans of the Company's material third parties, will continue through 1999. All of the Company's major service providers, vendors, suppliers and customers who are believed to be critical to the business operations after January 1, 2000, have been contacted to determine their stage of year 2000 compliance, with approximately 80 percent indicating that they are fully compliant. All but a few of the remaining 20 percent have plans in place to achieve compliance before the end of the year. Completing the fourth phase involves the development of contingency plans to further mitigate the impact of possible year 2000 disruptions, including disruptions resulting from non-compliant, material third parties. These contingency plans have been completed and are being monitored and fine-tuned as additional information becomes available. Elements of these plans include stockpiling raw and packaging materials, increasing finished goods inventory levels, assigning key personnel to be on-site or on-call during the year-end rollover and other appropriate measures.

While the Company's year 2000 readiness plans are nearly complete, the consequences of non-compliance by the Company, its major service providers, vendors, suppliers or customers, could have a material adverse effect on the Company's operations. Although the Company does not anticipate any major non-compliance issues, some of the possible consequences of non-compliance by the Company or its material third parties include, among other things: temporary plant closings; delays in the delivery and receipt of products and supplies; invoice and collection errors; and inventory obsolescence. It is currently estimated that the aggregate cost of the Company's year 2000 efforts will be approximately $12 million, of which approximately $11 million has been incurred to date. All of these costs are being funded through operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans.

The Company's year 2000 readiness plan is an ongoing process, and the estimates of costs and completion dates for various components of the program as described above are subject to change.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement on Forward-Looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis. Statements that are not historical facts, including statements about expectations or projected results, are forward-looking statements. The Company's results may differ materially from those suggested by the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by factors such as: actions of competitors; changes in laws and regulations, including changes in governmental interpretations of regulations and changes in accounting standards; customer demand; effectiveness of spending, investments or programs, including cost-reduction projects; changes in market prices or rates; fluctuations in the cost and availability of supply chain resources; foreign economic conditions, including currency rate fluctuations; weather; the ability of the Company to effectuate manufacturing, distribution and outsourcing initiatives and plant consolidations; and the ability of the Company, and its major service providers, vendors, suppliers and customers, to adequately address the year 2000 issue. In addition, capital expenditures and cash dividends may be affected by the amount of cash flow from operating activities; restructuring actions may be affected by the amount of reserve balances; and the Company's market risk exposures may be affected by actual changes in market prices of derivative financial and commodity instruments if actual changes differ from the hypothetical changes used in sensitivity analyses. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to update them.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

Note 2 in Part I is incorporated by reference herein.

Item 6 Exhibits and Reports on Form 8-K

Item 6(a) See Exhibit Index.

All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 1999, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                     The Quaker Oats Company
                                                                                                 (Registrant)

Date: November 1, 1999                                       /s/ Terence D. Martin
                                                                                    Terence D. Martin
                                                                                    Senior Vice President - Finance and
                                                                                    Chief Financial Officer

Date: November 1, 1999                                       /s/ Richard M. Gunst                                                                                                                      Richard M. Gunst
                                                                                    Vice President and
                                                                                    Corporate Controller

EXHIBIT INDEX

Exhibit Number	Description	Paper (P) or Electronic (E)
10(a)	First Amendment to the 1984 Long-Term Incentive Plan, as amended and restated, effective as of September 1, 1996	E
10(b)	First Amendment to The Quaker Supplemental Executive Retirement Program, as amended and restated, effective as of November 1, 1996	E
10(c)	First Amendment to The Quaker Eligible Earnings Adjustment Plan, as amended and restated, effective as of November 1, 1996	E
10(d)	First Amendment to The Deferred Compensation Plan for Executives of The Quaker Oats Company, as amended and restated, effective as of November 1, 1996	E
10(e)	First Amendment to The Quaker Long Term Incentive Plan of 1990, as amended and restated, effective as of September 1, 1996	E
10(f)	First Amendment to the Quaker Salaried Employees Compensation and Benefits Protection Plan, as amended and restated, effective as of November 1, 1996	E
10(g)	First Amendment to The Quaker 415 Excess Benefit Plan, as amended and restated, effective as of November 1, 1996	E
10(h)	Second Amendment to the Quaker Officers Severance Program, as amended and restated, effective as of July 9, 1997	E
10(i)	Management Incentive Bonus Plan of The Quaker Oats Company, as amended and restated, effective as of May 13, 1998	E
27	Financial Data Schedule	E