Form 10-K
period 1999-12-31
QUAKER OATS CO
filed 2000-03-21
CIK 81371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended          December 31, 1999


                   [ ]TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code:(312)222-7111

           Securities registered pursuant to Section 12(b) of the Act:
                                             Name of each exchange
               Title of each class           on which registered


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of the close of business on February 29, 2000, was $7,049,653,148. The liquidation value of Series B ESOP Convertible Preferred Stock, all of which is held in The Quaker 401(k) Plan for Salaried Employees, at the close of business on February 29, 2000, totaled $111,886,015, plus related dividends. The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on February 29, 2000, was 130,700,406.

<Page 1>


                      DOCUMENTS INCORPORATED BY REFERENCE.

1. Portions of The Quaker Oats Company Annual Report to Shareholders for the fiscal year ended December 31, 1999 (Annual Report) (Parts I, II and III of Form 10-K)
2. Portions of The Quaker Oats Company Notice of Annual Meeting and Proxy Statement (Proxy Statement) for the Annual Meeting to be held on May 10, 2000 (Part III of Form 10-K)


                                     PART I

ITEM 1. BUSINESS.

(a)  General Development of Business

The   information   set  forth  under  the  captions  "Restructuring   Charges,"
"Divestitures and Asset Impairments" and "Subsequent Events," found on pages 52-53, 54 and 65, respectively, of the Company's Annual Report, is incorporated herein by reference.

(b)  Financial Information About Operating Segments

The  information  set forth under the captions "Operating Segment  Information,"
"Operating   Segment   Data,"    "Enterprise   Information"   and   "Geographic
Information,"  found  on  pages  40-43  of  the  Company's  Annual  Report,   is
incorporated herein by reference.

(c)  Description of Business

U.S. and Canadian Foods Description

The Quaker Oats Company (Quaker or the Company) is a major participant in the competitive packaged food industry in the United States and Canada and is a leading manufacturer of hot cereals, pancake syrups, grain-based snacks, cornmeal, hominy grits and value-added rice products. In addition, in the United States, the Company is the second-largest manufacturer of pancake mixes and value-added pasta products and is among the four largest manufacturers of ready-to-eat cereals. The Company competes with a significant number of large and small companies on the basis of price, value, innovation, quality and convenience, among other attributes. The Company's food products are purchased by consumers through a wide range of distributors. The Company utilizes both its own and broker sales forces and has multiple distribution centers throughout the United States, each of which carries an inventory of most of the Company's food products.

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

Other Foods Description

The Company is broadly diversified, both geographically and by product line, in the packaged food industry. The Company manufactures and markets its products in many countries throughout Europe and Asia. It is the leading oat-based cereal producer in many European countries.

U.S. and Canadian Beverages Description

The Company is the leading manufacturer and distributor of sports beverages in the United States and Canada and accounts for more than 80 percent of sales in the sports drink category. The Company uses both its own and broker sales forces to sell Gatorade thirst quencher and has distribution centers in the United States and Canada. More than 65 percent of Gatorade sales occur in the second and third quarters during the spring and summer beverage season.

<Page 2>


Latin American and Other Beverages Description

The Company also manufactures and markets Gatorade thirst quencher in Latin America, Europe and Asia. Gatorade is sold in more than 55 countries outside North America and is the leading sports drink distributor in Mexico, Argentina, Brazil, Venezuela, Colombia, the Philippine Islands and Italy. Gatorade is also one of the leading sports drink brands in Korea and Australia, where it is sold through license arrangements.

Raw Materials

Raw materials used in manufacturing include oats, wheat, corn, rice, sweeteners, almonds, fruit, cocoa, vegetable oil and fish, as well as a variety of packaging materials. These products are purchased mainly in the open market. Supplies of all raw materials have been adequate and continuous.

Trademarks

The Company and its subsidiaries own a number of trademarks and are not aware of any circumstances that could materially adversely affect the continued use of these trademarks. Among the most important of the domestic trademarks owned by the Company are: Quaker, Cap'n Crunch, Life, Quaker Toasted Oatmeal, Quaker 100% Natural and Quaker Oatmeal Squares for breakfast cereals; Gatorade, Gatorade Frost and Gatorade Fierce for thirst-quenching beverages; Quaker and Quaker Chewy for grain-based snacks; Rice-A-Roni and Near East for value-added rice and grain products; Pasta Roni for value-added pasta; Golden Grain and Mission for pasta; and Quaker and Aunt Jemima for mixes, syrups and corn goods. Many of the grocery product trademarks owned by the Company in the United States are registered in foreign countries in which the Company does substantial business. Internationally, key trademarks owned include: Quaker, Quaker Oatso Simple, Cruesli, Honey Monster, Sugar Puffs and Scott's for breakfast cereals; Coqueiro for fish; Toddy and ToddYnho for chocolate beverages; and Gatorade for thirst-quenching beverages.

Other

The information set forth under the captions "Management's Discussion and Analysis," "Six-Year Selected Financial Data," "Eleven-Year Selected Financial Data," "Lease and Other Commitments," "Supplementary Income Statement Information" and "Quarterly Financial Data," found on pages 25-33, 44-45, 46-49, 62, 62 and 65, respectively, of the Company's Annual Report, is incorporated herein by reference.

(d)  Financial Information About Foreign and Domestic Operations and Export
Sales

The information set forth under the captions "Operating Segment Information," "Operating Segment Data," "Enterprise Information" and "Geographic Information," found on pages 40-43 of the Company's Annual Report, is incorporated herein by reference.

ITEM 2. PROPERTIES.

As of December 31, 1999, the Company operated 39 manufacturing plants in 11 states and 13 foreign countries and owned or leased distribution centers and sales offices in 16 states and 16 foreign countries.

                   Owned and Leased           Owned and Leased            Owned and Leased
                Manufacturing Locations     Distribution Centers            Sales Offices
Operating      U.S. and     Latin         U.S. and      Latin        U.S. and     Latin
Segment        Canadian  American  Other  Canadian   American Other  Canadian  American  Other
Foods                10         8     6        1         3     2         7         2      4
Beverages             8         3     3       --         1     3         4        --      5
Shared               --         1    --        8        16    --         7        14     --
Total                18        12     9        9        20     5        18        16      9



The Company owns a research and development laboratory in Barrington, Illinois, and leases corporate office space in downtown Chicago, Illinois. Management believes manufacturing, distribution and office space owned and leased are suitable and adequate for the business. Production capacity is appropriately utilized.

<Page 3>


ITEM 3. LEGAL PROCEEDINGS.

On November 10, 1994, two purported class actions were commenced in the United States District Court for the District of New Jersey (the District Court) on behalf of all purchasers of the common stock of the Company during the period between September 1, 1994 and November 2, 1994 (the Weiner Action). On January 20, 1995, plaintiffs filed an amended consolidated class action complaint, and on May 2, 1995, plaintiffs filed a second amended consolidated class action complaint. As amended, the Weiner Action purports to be brought on behalf of all purchasers of the Company's common stock during the period between August 4, 1994 and November 1, 1994. Named as defendants are the Company and William D. Smithburg. Plaintiffs allege, among other things, that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company's disclosure concerning its earnings growth goals and indebtedness guideline. Damages in an unspecified amount are sought. On May 23, 1996, the District Court dismissed this action. On November 6, 1997, the United States Court of Appeals for the Third Circuit issued a decision in which it affirmed the District Court's dismissal of plaintiffs' claims relating to Quaker's earnings growth goals, and reversed the District Court's dismissal of plaintiffs' claims relating to Quaker's indebtedness guideline. The Court of Appeals remanded the action to the District Court for further proceedings in connection with plaintiffs' claims concerning Quaker's indebtedness guideline.

On May 1, 1998, the case was transferred to the United States District Court for the Northern District of Illinois. On September 29, 1999, a class consisting of all individuals who purchased Quaker common stock during the period between August 4, 1994 and November 1, 1994 was certified. Factual discovery in the case has been completed. On February 4, 2000, Quaker filed a motion for summary judgment, which is now pending. No trial date has been set.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption "Officers," found on pages 70-71  of
the Company's Annual Report, lists the executive officers of the registrant   as
of March 8, 2000, and is incorporated herein by reference.

                                     Part II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S COMMON EQUITY AND  RELATED  STOCKHOLDER
MATTERS.

The information set forth under the captions "Six-Year Selected Financial Data," "Eleven-Year Selected Financial Data," "Quarterly Financial Data" and "Corporate and Shareholder Information," found on pages 45, 48-49, 65 and 73, respectively, of the Company's Annual Report, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

The information set forth under the captions "Six-Year Selected Financial Data" and "Eleven-Year Selected Financial Data," found on pages 44-45 and 46-49, respectively, of the Company's Annual Report, is incorporated herein by reference.

<Page 4>


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth under the caption "Management's Discussion and Analysis," found on pages 25-33 of the Company's Annual Report, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information set forth under the caption "Derivative Financial and Commodity Instruments," found on page 32 of the Company's Annual Report, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following audited consolidated financial statements of The Quaker Oats Company and its subsidiaries, and the report of the independent public accountants thereon, found on the indicated pages in the Company's Annual Report, are incorporated herein by reference.

  1.) Consolidated  Statements  of Income for the years ended December 31, 1999,
      1998 and 1997 (page 34).
  2.) Consolidated  Statements  of  Cash  Flows for the years ended December 31,
      1999, 1998 and 1997 (page 35).
  3.) Consolidated   Balance   Sheets   as  of  December  31,   1999  and   1998
      (pages 36-37).
  4.) Consolidated  Statements of Common Shareholders' Equity as of December 31,
      1999, 1998 and 1997 (pages 38-39).
  5.) Notes  to  the  Consolidated  Financial  Statements  for  the  years ended
      December 31, 1999, 1998 and 1997 (pages 50-65).
  6.) Report of Independent Public Accountants (page 72).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors
The information set forth under the caption "Election of Directors," found on pages 5-7 of the Company's Proxy Statement, is incorporated herein by reference.

Executive Officers
Information  regarding  the  Company's   executive  officers is incorporated  by
reference under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K.

The information set forth under the caption "Compliance with Section 16(a)," found on page 12 of the Company's Proxy Statement, is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

The information set forth under the captions "Nonemployee Directors' Compensation and Benefits," "Executive Compensation," "Compensation Committee Report" and "Performance Graph," found on pages 9-10, 13-18, 19-21 and 21, respectively, of the Company's Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the caption "Ownership of Company's Securities," found on pages 11-12 of the Company's Proxy Statement, is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

<Page 5>


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements.

The audited consolidated financial statements of The Quaker Oats Company and its
subsidiaries and the Report of Independent  Public   Accountants   thereon   are
incorporated by reference under Item 8 of this Form 10-K.

(a)(2) Financial Statement Schedules.
 &(d)

All   required  financial  statement  schedules  are  included  in  the  audited consolidated financial statements or notes thereto as incorporated by reference under Item 8 of this Form 10-K.

(a)(3) Exhibits.
&(c)

The exhibits required to be filed are listed on the Exhibit Index attached hereto, which is incorporated herein by reference.

(b)      Reports on Form 8-K.

No reports on Form 8-K were filed in the last quarter of the period covered by this report.

<Page 6>



                                  EXHIBIT INDEX
                                                                              ELECTRONIC (E)
                                                                                   OR
EXHIBIT                                                                       INCORPORATED
  NO.                      DESCRIPTION                                     BY REFERENCE (IBRF)
3(a)       Restated Certificate of Incorporation (incorporated
           by reference to the Company's Form 10-K for the fiscal
           year ended December 31, 1996, file number 1-12)                        IBRF
3(b)       Bylaws of The Quaker Oats Company, as amended effective
           September 9, 1998 (incorporated by reference to the
           Company's Form  10-K for the fiscal year ended December 31,
           1998, file number 1-12)                                                IBRF
4(a)       Shareholder Rights Plan effective May 8, 1996 (incorporated by reference to the Company's Form 8-K filed on May 20, 1996,
           file number 1-12)                                                      IBRF
4(b)       Registrant undertakes to furnish to the Commission, upon
           request, a copy of any instrument defining the rights of
           holders of long-term debt of the registrant and all of its subsidiaries for which consolidated or unconsolidated
           financial statements are required to be filed.                         IBRF
10(a)(1)*  The Quaker  Long  Term Incentive Plan of 1990 (incorporated by reference to  the  Company's Form 10-Q for the fiscal
           quarter ended September  30, 1996, file number 1-12)                   IBRF
10(a)(2)*  First Amendment to  The Quaker Long Term Incentive Plan of
           1990, as amended and restated effective as of September 1,
           1996 (incorporated by reference  to  the  Company's Form 10-Q for  the  fiscal quarter ended September 30, 1999, file number
           1-12)                                                                  IBRF
10(a)(3)*  The Quaker  Long  Term Incentive Plan of 1999 (incorporated by reference to the Company's  Form 10-K for the fiscal year ended
           December 31, 1997, file number 1-12)                                   IBRF
10(b)*     Deferred Compensation Plan for Executives of The Quaker Oats
           Company, as amended and restated effective as of December 1, 1999       E
10(c)*     Management Incentive Bonus Plan of The Quaker Oats Company, as
           amended and restated effective as of May 13, 1998 (incorporated by reference to the Company's  Form  10-Q for the fiscal quarter
           ended September  30, 1999, file number 1-12)                           IBRF
10(d)*     Executive Incentive Bonus Plan of The Quaker Oats Company
           (incorporated by reference to the Company's Form 10-K for the
           fiscal year ended December 31, 1998, file number 1-12)                 IBRF
10(e)(1)*  Deferred  Compensation Plan for Directors of The Quaker Oats
           Company, as restated effective November 1, 1996 (incorporated by reference to the Company's Form 10-K for the fiscal year ended
           December 31, 1996, file number 1-12)                                   IBRF
10(e)(2)*  First Amendment to  the Deferred Compensation Plan for Directors
           of The Quaker Oats Company effective May 13, 1998 (incorporated by reference to the Company's Form 10-K for the fiscal year ended
           December 31, 1998, file number 1-12)                                   IBRF
10(e)(3)*  Second Amendment to the Deferred Compensation Plan for Directors of
           The Quaker Oats Company effective January 1, 1999 (incorporated by reference to the Company's Form 10-K for the fiscal year ended
           December 31, 1998, file number 1-12)                                   IBRF
10(f)(1)*  Directors' Stock Compensation Plan, as restated effective November 1,
           1996 (incorporated by reference to the Company's Form 10-K for
           the fiscal year ended December 31, 1996, file number 1-12)             IBRF
10(f)(2)*  First Amendment to  the Directors' Stock Compensation Plan
           effective May 13, 1998 (incorporated by reference to the Company's
           Form 10-K for the fiscal year ended December 31, 1998, file number
           1-12)                                                                  IBRF
10(f)(3)*  Second Amendment to the Directors' Stock Compensation Plan effective
           January 1, 1999 (incorporated by reference to the Company's
           Form 10-K for the fiscal year ended December 31, 1998, file
           number 1-12)                                                           IBRF

<Page 7>


                                  EXHIBIT INDEX CONTINUED


                                                                              ELECTRONIC (E)
                                                                                   OR
EXHIBIT                                                                       INCORPORATED
  NO.                        DESCRIPTION                                   BY REFERENCE (IBRF)

10(g)*     The Quaker Oats Stock Option Plan for Outside Directors effective
           January 1, 1999 (incorporated by reference to the Company's
           Form 10-K for the fiscal year ended December 31, 1998, file number
           1-12)                                                                  IBRF
10(h)(1)*  Employment Agreement with Robert S. Morrison effective as of
           October 22, 1997 (incorporated by reference to the Company's
           Form 10-K for the fiscal year ended December 31, 1997, file number
           1-12)                                                                  IBRF
10(h)(2)*  Employment  Agreement with Terence D. Martin, first effective for the fiscal quarter ended December 31, 1998 (incorporated by reference to the Company's Form 10-K for the fiscal year ended
           December 31, 1998, file number 1-12)                                   IBRF
10(h)(3)*  Termination Benefits Agreements with certain Executive Officers, first effective  for the fiscal quarter ended September 30, 1998
           (incorporated by reference to the Company's Form 10-Q for the fiscal
           quarter ended September 30, 1998, file number 1-12)                    IBRF
10(h)(4)*  Termination Benefits Agreements with Robert S. Morrison and Terence
           D. Martin, first  effective  for  the  fiscal quarter ended  December
           31, 1998  and thereafter (incorporated by reference to the Company's
           Form 10-K for the fiscal year ended December 31, 1998,
           file number 1-12)                                                      IBRF
10(i)(1)*  The Quaker Supplemental Executive Retirement Program, as restated
           effective November 1, 1996 (incorporated by reference to the
           Company's Form 10-K for the fiscal year ended December 31, 1996, file
           number 1-12)                                                           IBRF
10(i)(2)*  First Amendment to  The Quaker Supplemental Executive Retirement
           Program, as  amended and restated effective as of November 1, 1996
           (incorporated by reference to the Company's Form 10-Q for the fiscal
           quarter ended September 30, 1999, file number 1-12)                    IBRF
10(j)(1)*  The Quaker Oats Company Benefits Protection Trust (incorporated by reference to the Company's Form 10-K for the fiscal year ended
           June 30, 1989, file number 1-12)                                       IBRF
10(j)(2)*  First Amendment to  The Quaker Oats Company Benefits Protection
           Trust (incorporated by reference to the Company's Form 10-K for
           the fiscal year ended June 30, 1992, file number 1-12)                 IBRF
10(j)(3)*  Second Amendment to The Quaker Oats Company Benefits Protection
           Trust (incorporated by reference to the Company's Form 10-K for the
           fiscal year ended June 30, 1992, file number 1-12)                     IBRF
10(k)(1)*  Quaker Salaried Employees Compensation and Benefits Protection Plan,
           as restated effective November 1, 1996 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996,
           file number 1-12)                                                      IBRF
10(k)(2)*  First Amendment to the Quaker Salaried Employees Compensation and
           Benefits Protection  Plan, as amended and restated effective as of
           November  1, 1996 (incorporated  by reference to the Company's Form
           10-Q  for  the  fiscal quarter ended September 30, 1999, file
           number 1-12)                                                           IBRF
10(l)(1)*  The Quaker Eligible Earnings Adjustment Plan, as restated effective
           November 1, 1996 (incorporated by reference to the Company's Form
           10-K for the fiscal year ended December 31, 1996, file number 1-12)    IBRF
10(l)(2)*  First Amendment to  the Quaker Eligible Earnings Adjustment Plan, as
           amended and restated effective as of November 1, 1996 (incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended
           September 30, 1999, file number 1-12)                                  IBRF

<Page 8>


                                  EXHIBIT INDEX CONTINUED


                                                                              ELECTRONIC (E)
                                                                                   OR
EXHIBIT                                                                       INCORPORATED
  NO.                               DESCRIPTION                           BY REFERENCE (IBRF)

10(m)(1)*  Quaker Officers Severance Program, as amended and restated
           effective July 9, 1997 (incorporated by reference to the
           Company's Form 10-K for the fiscal year ended December 31,
           1997, file number 1-12)                                                IBRF
10(m)(2)*  First Amendment to  the Quaker Officers Severance Program, as
           amended and restated effective July 9, 1997 (incorporated
           by reference to the Company's Form 10-K for the fiscal year
           ended December 31, 1997, file number 1-12)                             IBRF
10(m)(3)*  Second Amendment to the Quaker Officers Severance Program, as
           amended and restated effective as of July 9, 1997 (incorporated by reference to the Company's Form 10-Q for the fiscal quarter
           ended September 30, 1999, file Number 1-12)                            IBRF
10(n)(1)*  The Quaker 415  Excess Benefit Plan, as amended and restated
           effective November 1, 1996 (incorporated by reference to the
           Company's Form 10-K for the fiscal year ended December 31, 1996,
           file number 1-12)                                                      IBRF
10(n)(2)*  First Amendment to The Quaker 415 Excess Benefit Plan, as amended and restated effective  as  of  November 1, 1996 (incorporated by reference to the Company's Form 10-Q  for the fiscal quarter ended
           September 30, 1999, file number 1-12)                                  IBRF
12         Statements re: Computation of Ratios                                    E
13         Annual Report to Shareholders of The Quaker Oats Company for the
           fiscal year ended December 31, 1999                                     E
21         List of Subsidiaries of the Registrant                                  E
23         Consent of Auditors                                                     E
27         Financial Data Schedules                                                E

* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.



<Page 9>


                                  SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE QUAKER OATS COMPANY

By /s/ROBERT S. MORRISON                                Date:  March 8, 2000
      Robert S. Morrison, Chairman, President and
      Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 8th day of March 2000, by the following persons on behalf of the Registrant and in the capacities indicated.


               Signature                          Title

     /s/ROBERT S. MORRISON    Chairman, President and Chief Executive Officer
        Robert S. Morrison

     /s/TERENCE D. MARTIN     Senior Vice President and Chief
        Terence D. Martin     Financial Officer

     /s/WILLIAM G. BARKER     Vice  President  and Corporate Controller
        William G. Barker

     /s/FRANK C. CARLUCCI     Director
        Frank C. Carlucci

     /s/ARMANDO M. CODINA     Director
        Armando M. Codina

     /s/W. JAMES FARRELL      Director
        W. James Farrell

     /s/JUDY C. LEWENT        Director
        Judy C. Lewent

     /s/J. MICHAEL LOSH       Director
        J. Michael Losh

     /s/VERNON R. LOUCKS, JR. Director
        Vernon R. Loucks, Jr.

     /s/WALTER J. SALMON      Director
        Walter J. Salmon

     /s/WILLIAM L. WEISS      Director
        William L. Weiss

<Page 10>