Form 10-Q
period 2000-03-31
QUAKER OATS CO
filed 2000-05-08
CIK 81371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 4 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2000

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

The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on March 31, 2000 was 130,910,527.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
INDEX TO FORM 10-Q
Page
PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Condensed Consolidated Statements of Income, Reinvested Earnings and Comprehensive Income for the Three Months Ended March 31, 2000 and 1999	3
Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999	5
Net Sales and Operating Income by Segment for the Three Months Ended March 31, 2000 and 1999	6
Notes to the Condensed Consolidated Financial Statements	7-12
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	13-18

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	19
Item 6 - Exhibits and Reports on Form 8-K	19
SIGNATURES	20
EXHIBIT INDEX	21

THE QUAKER OATS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME,
REINVESTED EARNINGS AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                                                                           Three Months Ended
Dollars in Millions (Except Per Share Data)                                                March 31,

	2000	1999
Net Sales	$1,172.1	$1,074.6
Cost of goods sold	522.9	488.3
Gross profit	649.2	586.3

Selling, general and administrative expenses	467.6	444.1
Restructuring charges, asset impairments and (gain) on divestiture	173.7	(8.4)
Interest expense	13.9	16.4
Interest income	(1.8)	(2.5)
Foreign exchange loss - net	3.6	14.3

(Loss) Income before income taxes	(7.8)	122.4
(Benefit) Provision for income taxes	(9.6)	35.7

Net Income	1.8	86.7

Preferred dividends - net of tax	1.1	1.1
Net Income Available for Common	$0.7	$85.6

Per Common Share:
Net income - basic	$0.01	$0.63
Net income - diluted	$0.01	$0.61
Dividends declared	$0.285	$0.285

Average Number of Common Shares Outstanding
(in thousands)	131,388	135,251

Reinvested Earnings:
Balance - beginning of period	$854.6	$555.8
Net income	1.8	86.7
Dividends	(38.3)	(39.3)
Balance - end of period	$818.1	$603.2

Comprehensive Income:
Net income	1.8	86.7
Other Comprehensive Income:
Foreign currency translation adjustment	(0.2)	(16.4)
Unrealized gain on securities available for sale	0.5	1.1
Total Comprehensive Income	$2.1	$71.4

See accompanying notes to the condensed consolidated financial statements.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in Millions)	March 31, 2000	December 31, 1999
Assets
Current Assets:
  Cash and cash equivalents
  Marketable securities
  Trade accounts receivable - net of allowances
  Inventories:
    Finished goods
    Grains and raw materials
    Packaging materials and supplies
      Total inventories
  Other current assets
Total Current Assets	$102.0 56.1 341.3 240.3 49.8 29.4 319.5 237.2 1,056.1	$282.9 0.3 254.3 186.6 50.0 29.6 266.2 193.0 996.7
Property, Plant and Equipment Property, plant and equipment Less: Accumulated depreciation Property - Net	1,776.4 768.5 1,007.9	1,851.9 745.2 1,106.7
Intangible Assets - Net of amortization	235.1	236.9
Other Assets	54.5	55.9
Total Assets	$2,353.6	$2,396.2
Liabilities and Shareholders' Equity
Current Liabilities: Short-term debt Current portion of long-term debt Trade accounts payable Other current liabilities Total Current Liabilities	$52.6 78.8 254.2 616.1 1,001.7	$73.3 81.2 213.6 570.2 938.3
Long-term Debt	698.6	715.0
Other Liabilities	526.3	523.1
Preferred Stock, Series B, no par value, authorized 1,750,000 shares; issued 1,282,051 of $5.46 cumulative convertible shares (liquidating preference of $78 per share)	100.0	100.0
Deferred Compensation	(32.9)	(38.5)
Treasury Preferred Stock, at cost, 375,869 shares and 366,069 shares, respectively	(40.2)	(39.0)
Common Shareholders' Equity:
  Common stock, $5 par value, authorized 400 million
   shares; issued 167,978,792 shares
  Additional paid-in capital
  Reinvested earnings
  Accumulated other comprehensive income
  Deferred compensation
  Treasury common stock, at cost, 37,068,265
     shares and 36,043,338 shares, respectively
	840.0 102.4 818.1 (94.8) (45.2) (1,520.4)	840.0 100.7 854.6 (95.1) (45.5) (1,457.4)
Total Common Shareholders' Equity	100.1	197.3
Total Liabilities and Shareholders' Equity	$2,353.6	$2,396.2

                                       See accompanying notes to the condensed consolidated financial statements.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in Millions)	Three Months Ended March 31, 2000 1999

Cash Flows from Operating Activities:
  Net income
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Depreciation and amortization
    Deferred income taxes
    Restructuring charges, asset impairments and
      (gain) on divestiture - net of tax of $1.7
    Loss on disposition of property, plant and equipment
    Increase in trade accounts receivable
    Increase in inventories
    (Increase) decrease in other current assets
    Increase in trade accounts payable
    Decrease in other current liabilities
    Change in deferred compensation
    Other items
      Net Cash Provided by Operating Activities

	$1.8 32.2 0.9 173.7 0.5 (87.1) (53.3) (44.7) 41.0 (6.8) 6.0 13.4 77.6	$86.7 30.0 3.4 (6.7) 3.1 (40.6) (36.5) 1.1 28.1 (22.5) 5.8 16.7 68.6
Cash Flows from Investing Activities:
  Purchase of marketable securities
  Proceeds on sale of marketable securities
  Additions to property, plant and equipment
  Proceeds on sale of property, plant and equipment
  Business divestitures
Net Cash Used in Investing Activities	(100.1) 45.1 (54.5) 3.0 - (106.5)	(103.3) - (35.3) 3.8 14.3 (120.5)
Cash Flows from Financing Activities:
  Cash dividends
  Change in short-term debt
  Proceeds from long-term debt
  Reduction of long-term debt
  Issuance of common treasury stock
  Repurchases of common stock
  Repurchases of preferred stock
Net Cash Used in Financing Activities	(38.3) (20.7) 0.2 (19.5) 10.4 (81.0) (1.2) (150.1)	(39.3) (5.4) - (21.1) 15.0 (56.1) (2.0) (108.9)
Effect of Exchange Rate Changes on Cash and Cash Equivalents Net Decrease in Cash and Cash Equivalents Cash and Cash Equivalents - Beginning of Period Cash and Cash Equivalents - End of Period	$(1.9) (180.9) 282.9 102.0	$2.5 (158.3) 326.6 168.3

               See accompanying notes to the condensed consolidated financial statements.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NET SALES AND OPERATING INCOME BY SEGMENT
(UNAUDITED)

                                                                                    Net Sales (a)     Operating Income (Loss)(b)                                                                                     Three Months                    Three Months
(Dollars in Millions)                                                Ended March 31,              Ended March 31,

	2000	1999	2000	1999
Foods:
U.S. and Canadian	$ 632.8	$605.9	$ 140.2	$ 112.8
Latin American	87.4	73.2	7.6	5.8
Other (c)	53.0	52.1	6.2	5.9
Total Foods	$ 773.2	$ 731.2	$ 154.0	$ 124.5

Beverages:
U.S. and Canadian	$ 318.9	$ 267.6	$ 34.8	$ 28.3
Latin American	63.6	52.2	3.1	2.5
Other (c)	16.4	16.9	(2.6)	(3.0)
Total Beverages	$ 398.9	$ 336.7	$ 35.3	$ 27.8

Total Ongoing Businesses	1,172.1	1,067.9	189.3	152.3
Total Divested (d)	-	6.7	-	-
Total Sales/Operating Income	$ 1,172.1	$1,074.6	$ 189.3	$ 152.3

Less: Restructruing charges, asset impairments and (gain) on divestiture(e)(f)			173.7	(8.4)
General corporate expenses			7.7	10.1
Interest expense - net			12.1	13.9
Foreign exchange loss - net			3.6	14.3
(Loss) income before income taxes			$(7.8)	$122.4

(a)Intersegment revenue is not material.
(b)Business segment operating results exclude restructuring charges, asset impairment losses, gain on divestiture and certain other expenses not allocated to business segments such as income taxes, general corporate expenses and financing costs.
(c)Other includes European and Asia/Pacific results.
(d)1999 includes net sales and operating results (through the divestiture date) for a Brazilian pasta business.
(e)2000 includes pretax restructuring charges of $56.8 million, a pretax adjustment to reduce prior restructuring reserves of $3.2 million and pretax asset impairment losses of $120.1 million related to the Supply Chain Reconfiguration project.
(f)1999 includes a pretax gain gain of $5.1 million on the divestiture of a Brazilian pasta business and pretax adjustments to reduce prior divestiture and restructuring reserves of $3.3 million.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2000

Note 1 - Basis of Presentation

The condensed consolidated financial statements include The Quaker Oats Company and its subsidiaries (the Company). The condensed consolidated statements of income, reinvested earnings and comprehensive income for the three months ended March 31, 2000 and 1999, the condensed consolidated balance sheets as of March 31, 2000, and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2000, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's report to shareholders for the year ended December 31, 1999.

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

Note 3 - Restructuring Charges, Asset Impairments and Divestitures

The current year consolidated operating results included restructuring charges of $56.8 million, asset impairment losses of $120.1 million and adjustments of $3.2 million to reduce prior restructuring reserves. The prior year consolidated operating results included a $5.1 million gain on the sale of a Brazilian pasta business and $3.3 million in adjustments to reverse prior divestiture and restructuring reserves.

Current-year restructuring charges were primarily related to a supply chain reconfiguration project announced in September 1999. The three-year project to upgrade and optimize the Company's manufacturing and distribution capabilities in North America involves the rationalization of U.S. and Canadian Foods operations, an expansion of U.S. beverage manufacturing and a reconfiguration of the Company's food and beverage logistics network. In the current year, the Company adopted plans to close two cereal manufacturing facilities and two distribution centers in the United States, which resulted in restructuring charges of $50.1 million and asset impairment losses of $120.1 million,

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2000

primarily attributable to the Company's U.S. and Canadian Foods operations. Restructuring charges were comprised of severance and termination benefits and other shutdown costs. As a result of the negotiation of a significant contract manufacturing agreement and completion of decisional and effects bargaining required to close the two cereal manufacturing facilities, the Company evaluated the recoverability of its affected long-lived assets pursuant to the provisions of SFAS No. 121. The affected assets (land, buildings and production machinery and equipment) were determined to be "held for use", as they are integral to the Company's operations until the migration of production activity to other facilities is completed. Because the carrying value of the affected long-lived assets exceeded the projected future undiscounted cash flows, the Company was required to reduce the carrying value of the long-lived assets and recognize asset impairment losses. The fair value was determined based on analyses of the current fair market values of the affected assets. Annual savings resulting from the project are expected to be from $40 million to $50 million in 2001, rising to $60 million to $70 million beginning in 2002 and going forward. Eighty percent of the expected savings should be in cash. Additional charges related to the project are expected to be in the range of $25 million to $40 million over the next two years, which would result in total charges of $203 million to $218 million for the project.

During the current year, the Company also adopted plans to restructure its human resources department, close an administrative office in California and a small leased Gatorade manufacturing facility in Puerto Rico, and decentralize certain U.S. customer service functions. As a result of these actions, the Company eliminated approximately 55 positions and recognized $6.7 million of restructuring charges for severance and termination benefits and shutdown costs. Annual savings from these actions of approximately $10 million are expected to be primarily in cash and to begin mid-year 2000.

The Company recorded pretax adjustments to reduce prior divestiture and restructuring reserves by $3.2 million and $3.3 million in 2000 and 1999, respectively. Adjustments to reserves in both years were primarily due to higher than anticipated proceeds on the sales of closed facilities. Restructuring reserve balances as of December 31, 1999, activity during the three months ended March 31, 2000, and the remaining restructuring reserve balances as of March 31, 2000, were as follows:

December 31,							March 31,
1999		Amounts Charged			Amounts	Amounts	2000
Dollars in Millions	Reserves	Cash	Non-Cash	Total	Utilized	Adjusted	Reserves
2000 Restructuring:
Severance and
termination benefits	$ -	$ 39.6	$ -	$ 39.6	$ (1.5)	$ -	$ 38.1
Other	-	16.0	1.2	17.2	(4.5)	-	12.7
Subtotal	$ -	$ 55.6	$ 1.2	$ 56.8	$ (6.0)	$ -	$ 50.8
Prior Periods:
1997 -1999	32.6	-	-	-	(14.6)	(3.2)	14.8
Total	$ 32.6	$ 55.6	$ 1.2	$ 56.8	$ (20.6)	$ (3.2)	$ 65.6

The remaining restructuring reserve balances are considered adequate to cover committed restructuring actions.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2000

Note 4 - Tax Adjustments

In 1999, the Company adjusted its tax accruals and tax assets to reflect developments and information received during 1999. The net effect of these adjustments was to reduce the 1999 tax provision by $8.4 million for the three months ended March 31, 1999.

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

Note 6 - Marketable Securities

During 2000, the Company made investments in marketable securities. These marketable securities are available for sale and consist primarily of investments in mutual funds. These investments are expected to be held less than twelve months and are classified as marketable securities in the consolidated balance sheet. The Company recorded unrealized gains on its investments in marketable securities to adjust the carrying value of these investments to fair value. The unrealized gains were $0.5 million and $1.1 million in the first quarter of 2000 and 1999, respectively. The unrealized gains are classified as a component of common shareholders' equity and are included in comprehensive income.

Note 7 - Comprehensive Income

Total comprehensive income for the three months ended March 31, 2000 and 1999, was $2.1 million and $71.4 million, respectively. Total comprehensive income for the Company includes net income, foreign currency translation adjustments and unrealized gains on investments, net of tax. The components of accumulated other comprehensive income, net of tax, as of March 31, 2000, and December 31, 1999, were:

	March 31,	December 31,
Dollars in Millions	2000	1999
Net foreign currency translation	$(95.3)	$(95.1)
Unrealized gain on securities available for sale	0.5	-
Accumulated other comprehensive income	$(94.8)	$(95.1)

Note 8 Lease Commitments

In March 2000, the Company signed a ten-year lease for office space in a new headquarters building to be constructed in Chicago, Illinois. This new site is intended to replace the Company's current Chicago headquarters, which is leased through August of 2002. The new Chicago headquarters is currently in development and expected to be completed in 2002. The Company's obligations under the lease are contingent upon completion of the building and satisfaction of certain other obligations by the lessor.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2000

Note 9 - Share Repurchases

During 2000, the Company repurchased 1.3 million shares of its outstanding common stock for $74.9 million. As of March 31, 2000, the Company's total repurchases under the $1 billion repurchase program announced in March 1998 were $709.8 million.

Note 10 - Current and Pending Accounting Changes

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company must formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company has not determined its method or timing of adopting this statement, but will be required to adopt it by January 2001. When adopted, this statement could increase volatility in reported earnings and other comprehensive income.

Note 11 - Derivative Financial and Commodity Instruments

The Company actively monitors its exposure to commodity price, foreign currency exchange rate and interest rate risks and uses derivative financial and commodity instruments to manage the impact of certain risks. The Company's policy is to use derivatives only for purposes of managing risks associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price, exchange rate or interest rate fluctuations alone, nor does it utilize instruments where there are not known or anticipated underlying exposures. Periodically, the Company evaluates using derivative financial instruments that, if implemented, may result in short-term gains or losses and increased earnings volatility. Complex instruments involving leverage or multipliers are not used. Management believes that its use of these instruments to manage risk is in the Company's best interest.

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
March 31, 2000

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

Interest Rate Risk

The Company uses interest rate swap agreements to manage its exposure to changes in interest rates and to balance the mix of its fixed and floating rate debt. Interest differentials received or paid on the swaps are recognized in the condensed consolidated statements of income as a reduction or increase in interest expense, respectively. The settlement costs of terminated swap agreements are reported in the condensed consolidated balance sheets as a component of other assets and are amortized over the life of the original swap agreements. The amortization of the settlement amounts is reported in the condensed consolidated statements of income as a component of interest expense.

In 1999, the Company entered into cancelable interest rate swap agreements with a notional value of $80.0 million, to exchange fixed for floating-rate debt. The counterparties have options to cancel these agreements in November and December 2000; otherwise, they will mature in 2003 and 2005 for $20.0 million and $60.0 million, respectively.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2000

Note 12 - Earnings Per Share

Reconciliations of basic earnings per share (EPS) to diluted EPS were as follows:

Dollars in Millions (Except Per Share Data)
and Shares in Thousands	Three Months Ended March 31,

2000			1999
Income		Shares	Income	Shares

Net income	$1.8		$86.7
Less: Preferred dividends - net of tax	1.1		1.1
Net income available for common	$0.7	131,388	$85.6	135,251

Net income per common share	$0.01		$0.63

Net income available for common	$0.7	131,388	$85.6	135,251

Effect of dilutive securities:
Stock options	-	2,685	-	3,002
Non-vested awards	-	222	-	222
ESOP Convertible Preferred Stock	0.5	1,966	0.5	2,097
	$1.2	136,261	$86.1	140,572
Net income per
common share - diluted	$0.01		$0.61

The decrease in average common shares outstanding at March 31, 2000, compared to March 31, 1999, reflects the continuation of the Company's share repurchase program, partly offset by the exercise of employee stock options.

As of March 31, 2000 and 1999, certain stock options were excluded from the computation of diluted EPS because the exercise prices were higher than the average market price.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared with
Three Months Ended March 31, 1999

Consolidated volume and net sales for the three months ended March 31, 2000 (current year) increased 11 percent and 9 percent, respectively, from the three months ended March 31, 1999 (prior year). The sales increase was driven by 19 percent growth in U.S. and Canadian Beverages and 4 percent growth in U.S. and Canadian Foods. In Latin America, net sales grew 19 percent and 22 percent for the Foods and Beverages businesses, respectively. Price changes and foreign currency exchange rate fluctuations did not significantly affect the comparison of current and prior year consolidated net sales.

The consolidated gross profit margin expanded to 55.4 percent in the current year compared to 54.6 percent in the prior year due to lower commodity prices and supply chain efficiencies, particularly in the U.S. and Canadian Foods business. While the Company anticipates increases in package material and energy costs in the near-term, efforts are underway to mitigate negative impacts to profits.

Selling, general and administrative (SG&A) expenses increased $23.5 million, or 5 percent, due to increased advertising and merchandising (A&M) spending for U.S. and Canadian Beverages to introduce new products. Increases in other general and administrative expenses of approximately 4 percent were offset by the impact of lower pension costs.

Consolidated operating results in the current year included a combined charge of $173.7 million for restructuring charges and asset impairment losses, primarily related to the realignment of the Company's U.S. and Canadian Foods supply chain. Consolidated operating results in the prior year included a combined gain of $8.4 million for restructuring reserve adjustments and a divestiture. See "Restructuring Charges, Asset Impairments and Divestitures" for additional information.

Net financing costs (net interest expense and foreign exchange losses) decreased $12.5 million in the current year. Net interest expense decreased primarily because of a lower balance of long-term debt than in the prior year. Net foreign exchange losses decreased $10.7 million, as the Brazilian real remained relatively stable in the current quarter compared to the severe devaluation in the first quarter of the prior year.

The Company's effective tax rate was 36.1 percent in the current and prior years, excluding tax adjustments and the tax effects of restructuring charges, asset impairments and gain on divestiture. In the prior year, adjustments were made to reduce previously recorded tax accruals and tax assets. The net effect of these adjustments was to reduce the first-quarter tax provision in 1999 by $8.4 million.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restructuring Charges, Asset Impairments and Divestitures

The current year consolidated operating results included restructuring charges of $56.8 million, asset impairment losses of $120.1 million and adjustments of $3.2 million to reduce prior restructuring reserves. The prior year consolidated operating results included a $5.1 million gain on the sale of a Brazilian pasta business and $3.3 million in adjustments to reverse prior divestiture and restructuring reserves. Adjustments to reserves in both years related to higher than anticipated proceeds from the sales of two closed facilities. Restructuring reserves of $65.6 million as of March 31, 2000, are considered adequate to cover committed restructuring actions. See Note 3 for additional information on reserve balances.

Current-year restructuring charges were primarily related to a supply chain reconfiguration project announced in September 1999. The three-year project to upgrade and optimize the Company's manufacturing and distribution capabilities in North America involves the rationalization of U.S. and Canadian Foods operations, an expansion of U.S. beverage manufacturing and a reconfiguration of the Company's food and beverage logistics network. In the current year, the Company adopted plans to close two cereal manufacturing facilities and two distribution centers in the United States, which resulted in restructuring charges of $50.1 million and asset impairment losses of $120.1 million, primarily attributable to the Company's U.S. and Canadian Foods operations. Restructuring charges were comprised of severance and termination benefits and other shutdown costs. As a result of the negotiation of a significant contract manufacturing agreement and completion of decisional and effects bargaining required to close the two cereal manufacturing facilities, the Company evaluated the recoverability of its affected long-lived assets pursuant to the provisions of SFAS No. 121. The affected assets (land, buildings and production machinery and equipment) were determined to be "held for use", as they are integral to the Company's operations until the migration of production activity to other facilities is completed. Because the carrying value of the affected long-lived assets exceeded the projected future undiscounted cash flows, the Company was required to reduce the carrying value of the long-lived assets and recognize asset impairment losses. The fair value was determined based on analyses of the current fair market values of the affected assets. Annual savings resulting from the project are expected to be from $40 million to $50 million in 2001, rising to $60 million to $70 million beginning in 2002 and going forward. Eighty percent of the expected savings should be in cash. Additional charges related to the project are expected to be in the range of $25 million to $40 million over the next two years, which would result in total charges of $203 million to $218 million for the project.

During the current year, the Company also adopted plans to restructure its human resources department, close an administrative office in California and a small leased Gatorade manufacturing facility in Puerto Rico, and decentralize certain U.S. customer service functions. As a result of these actions, the Company eliminated approximately 55 positions and recognized $6.7 million of restructuring charges for severance and termination benefits and shutdown costs. Annual savings from these actions of approximately $10 million are expected to be primarily in cash and to begin mid-year 2000.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Segment Results

Business segment operating income increased 24 percent to $189.3 million in the current year from $152.3 million in the prior year, driven by sales growth and margin expansion. Operating margin increased to 16.2 percent in the current year compared to 14.2 percent in the prior year.

In determining the operating income or loss of each segment, restructuring charges, asset impairment losses, divestiture gains and losses and certain other expenses, such as income taxes, general corporate expenses and financing costs, are not allocated to operating segments.

Foods

U.S. and Canadian Foods - U.S. and Canadian Foods operating income increased 24 percent to $140.2 million, a $27.4 million increase from the prior year. Volume and net sales increased 1 percent and 4 percent, respectively, led by growth in snacks and ready-to-eat cereals. The introduction of two new Quaker Chewy granola bar flavors and increased sales of Quaker Crispy Mini's rice snacks drove double-digit sales growth in snacks. An increase in Cap'n Crunch ready-to-eat cereal sales more than offset a modest decline in bagged cereals. Sales also grew in Canadian Foods, flavored rice and pasta, and Aunt Jemima syrups and mixes, while hot cereals sales declined slightly compared to double-digit sales growth in the prior year. Operating margins expanded to 22.2 percent from 18.6 percent in the prior year, reflecting lower commodity costs, supply chain efficiencies, a favorable product mix and a lower rate of A&M spending.

Latin American Foods - Volume and net sales increased 22 percent and 19 percent, respectively, reflecting strong growth in each country in the region, particularly in the canned fish and chocolate flavored ready-to-drink beverages businesses in Brazil. Negative effects of foreign currency fluctuations were offset by price increases. Operating income increased $1.8 million to $7.6 million. Although the currency has stabilized recently, the recessionary economy there continues to affect the current outlook for this business.

Other Foods - Volume, net sales and operating income increased 4 percent, 2 percent and 5 percent, respectively, primarily driven by hot cereals growth in Asia. In Europe, volume and net sales increased slightly despite customer consolidations and related competitive pressures, and negative foreign currency fluctuation. However, operating income decreased due to higher A&M expenses.

Beverages

U.S. and Canadian Beverages - Volume and net sales grew 18 percent and 19 percent, respectively. The introduction of a new 20-ounce multi-pack and two new flavors of Gatorade Fierce, and milder-than-normal winter weather contributed to strong Gatorade growth. In addition, the Company began a regional rollout of two new beverages, Propel and Torq. Operating income grew 23 percent to $34.8 million, reflecting strong sales growth, partly offset by increased A&M spending to introduce new products. While the Company anticipates increases in package material and energy costs in the near-term, efforts are underway to mitigate negative impacts to profits.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Latin American Beverages - Volume and net sales increased 18 percent and 22 percent, respectively, primarily driven by double-digit growth of Gatorade thirst quencher in Mexico and Colombia. Negative effects of foreign currency fluctuations were offset by price increases. Operating income increased $0.6 million to $3.1 million in the current year. Although the Brazilian currency has stabilized recently, recessions in Brazil and Colombia continue to affect the current outlook for these businesses.

Other Beverages - Although Gatorade volume increased 20 percent, net sales decreased 3 percent reflecting the negative effects of foreign currency fluctuations in Europe. Volume and net sales grew in Asia and operating losses declined modestly compared to the prior year.

Divested

Prior year operating results from divested businesses include a Brazilian pasta business sold on March 1, 1999.

Liquidity and Capital Resources

Net cash provided by operating activities was $77.6 million, an increase of $9.0 million from the prior year, reflecting improved operating profitability. Capital expenditures for the current and prior year were $54.5 million and $35.3 million, respectively. The increased level of capital expenditures is expected to continue during the remainder of the year as the Company adds Gatorade production capacity and undertakes cost-reduction projects. The Company expects that capital expenditures and cash dividends for the remainder of the year will be financed through cash flow from operating activities.

Net cash used in investing activities in the current year included the Company's purchases of marketable securities of $100.1 million and sales of marketable securities of $45.1 million. The prior year included purchases of marketable securities of $103.3 million and divestiture proceeds of $14.3 million from the sale of a Brazilian pasta business.

Financing activities used cash of $150.1 million and $108.9 million in the current and prior years, respectively, primarily to repurchase shares, pay dividends and pay down debt. The Company used cash of $81.0 million and $56.1 million to repurchase common shares in the first quarter of the current and prior year, respectively.

During the current year, the Company repurchased 1.3 million shares of its outstanding common stock for $74.9 million under the $1 billion repurchase program announced in March 1998. As of March 31, 2000, the Company's total repurchases under this program were $709.8 million.

Short-term and long-term debt (total debt) as of March 31, 2000, was $830.0 million, a decrease of $39.5 million from December 31, 1999. Amounts available under revolving credit facilities and commercial paper ratings were unchanged in the current year. The Company's long-term debt ratings are as follows: Fitch (A-, upgraded from BBB+ in March 2000); Moody's (A3, upgraded from Baa1 in April 2000); and Standard & Poor's (BBB+).

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Derivative Financial and Commodity Instruments

The Company actively monitors its exposure to commodity price, foreign currency exchange rate and interest rate risks and uses derivative financial and commodity instruments to manage the impact of certain risks. The Company's policy is to use derivative instruments only for purposes of managing risks associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price, exchange rate or interest rate fluctuations alone, nor does it utilize instruments where there are not known or anticipated underlying exposures. Periodically, the Company evaluates using derivative financial instruments that, if implemented, may result in short-term gains or losses and increased earnings volatility. Complex instruments involving leverage or multipliers are not used. Management believes that its use of these instruments to manage risk is in the Company's best interest.

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity or financial instrument, assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices, if available. The results of the sensitivity analyses as of March 31, 2000, did not differ materially from the amounts reported as of December 31, 1999. Actual changes in market prices or rates may differ from hypothetical changes.

Current and Pending Accounting Changes

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results of the hedged item in the income statement, and require that the Company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company has not determined its method or timing of adopting this statement, but will be required to adopt it by January 2001. When adopted, this statement could increase volatility in reported earnings and other comprehensive income of the Company.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement on Forward-Looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis. Statements that are not historical facts, including statements about expectations or projected results, are forward-looking statements. The Company's results may differ materially from those suggested by the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by factors such as: actions of competitors; changes in laws and regulations (including changes in governmental interpretations of regulations and changes in accounting standards); customer and consumer demand (including customer and consumer responses to marketing); effectiveness of spending, investments or programs (including cost-reduction projects); changes in market prices or rates; fluctuations in the cost and availability of supply chain resources; foreign economic conditions (including currency rate fluctuations); weather; the ability of the Company to execute manufacturing, distribution and outsourcing initiatives and plant consolidations; and costs related to the year 2000 issue, which may arise during the remainder of 2000. In addition, capital expenditures and cash dividends may be affected by the amount of cash flow from operating activities; and the Company's market risk exposures may be affected by actual changes in market prices of derivative financial and commodity instruments if actual changes differ from the hypothetical changes used in sensitivity analyses. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to update them.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

Note 2 in Part I is incorporated by reference herein.

Item 6 Exhibits and Reports on Form 8-K

Item 6(a) See Exhibit Index.

All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 2000, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           The Quaker Oats Company
           (Registrant)

Date: May 4, 2000

/s/ Terence D. Martin
     Terence D. Martin
                                  Senior Vice President - Finance and
             Chief Financial Officer

Date: May 4, 2000

      /s/ William G. Barker
          William G. Barker
            Vice President and
               Corporate Controller

EXHIBIT INDEX

Exhibit Number	Description	Paper (P) or Electronic (E)
10(a)	Form of Executive Separation Agreement entered into with Robert S. Morrison and Terence D. Martin (replaces the Termination Benefits Agreements shown as Exhibit 10(h) (4) to the Company's Form 10-K for the fiscal year ended December 31, 1999, file number 1-12)	E
10(b)	Form of Executive Separation Agreement entered into with certain Executive Officers (replaces the Termination Benefits Agreements shown as Exhibit 10(h) (3) to the Company's Form 10-K for the fiscal year ended December 31, 1999, file number 1-12)	E
27	Finacial Data Schedule	E