Form 10-Q
period 2000-06-30
QUAKER OATS CO
filed 2000-08-07
CIK 81371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 4 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2000

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

The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on June 30, 2000 was 132,584,763

THE QUAKER OATS COMPANY AND SUBSIDIARIES
INDEX TO FORM 10-Q
Page
PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Condensed Consolidated Statements of Income, Reinvested Earnings and Comprehensive Income for the Six and Three Months Ended June 30, 2000 and 1999	3-4
Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999	6
Net Sales and Operating Income by Segment for the Six and Three Months Ended June 30, 2000 and 1999	7-8
Notes to the Condensed Consolidated Financial Statements	9-15
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	16-23
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	24
Item 4 - Submission of Matters to a Vote of Securitiy Holders	24-25
Item 6 - Exhibits and Reports on Form 8-K	25
SIGNATURES	26
EXHIBIT INDEX	27

THE QUAKER OATS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME,
REINVESTED EARNINGS AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                                                                                 Six Months Ended
Dollars in Millions (Except Per Share Data)                                                             June 30,

	2000	1999
Net sales	$2,570.0	$2,392.1
Cost of goods sold	1,160.4	1,082.4
Gross profit	1,409.6	1,309.7
Selling, general and administrative expenses	978.7	942.6
Restructuring charges, asset impairments and (gain) on divestiture	177.4	(8.4)
Interest expense	26.9	32.5
Interest income	(2.9)	(5.3)
Foreign exchange loss - net	1.5	15.6

Income before income taxes	228.0	332.7
Provision for income taxes	75.1	74.0
Net Income	152.9	258.7

Preferred dividends - net of tax	2.1	2.2
Net Income Available for Common	$150.8	$256.5

Per Common Share:
Net income - basic	$1.14	$1.90
Net income - diluted	$1.11	$1.83
Dividends declared	$0.57	$0.57

Average Number of Common Shares Outstanding
(in thousands)	131,732	134,960

Reinvested Earnings:
Balance - beginning of period	$854.6	$555.8
Net income	152.9	258.7
Dividends	(76.7)	(78.7)
Balance - end of period	$930.8	$735.8

Comprehensive Income:
Net income	$152.9	$258.7
Other comprehensive income:
Foreign currency translation adjustment	(9.5)	(20.6)
Unrealized gain on securities net of reclassification of realized (gains) to net income	0.4	2.6
Total Comprehensive Income	$143.8	$240.7

See accompanying notes to the condensed consolidated financial statements.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME,
REINVESTED EARNINGS AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                                                                                 Three Months Ended
Dollars in Millions (Except Per Share Data)                                                            June 30,

	2000	1999
Net sales	$1,397.9	$1,317.5
Cost of goods sold	637.5	594.1
Gross profit	760.4	723.4
Selling, general and administrative expenses	511.1	498.5
Restructuring charges and reserve adjustments	3.7	--
Interest expense	13.0	16.1
Interest income	(1.1)	(2.8)
Foreign exchange (gain) loss - net	(2.1)	1.3

Income before income taxes	235.8	210.3
Provision for income taxes	84.7	38.3
Net Income	151.1	172.0

Preferred dividends - net of tax	1.0	1.1
Net Income Available for Common	$150.1	$170.9

Per Common Share:
Net income - basic	$1.13	$1.27
Net income - diluted	$1.10	$1.22
Dividends declared	$0.285	$0.285

Average Number of Common Shares Outstanding
(in thousands)	131,871	134,642

Reinvested Earnings:
Balance - beginning of period	$818.1	$603.2
Net income	151.1	172.0
Dividends	(38.4)	(39.4)
Balance - end of period	$930.8	$735.8

Comprehensive Income:
Net income	$151.1	$172.0
Other comprehensive income:
Foreign currency translation adjustment	(9.3)	(4.2)
Unrealized gains on securities net of reclassification of realized (gains) to net income	(0.1)	1.5
Total Comprehensive Income	$141.7	$169.3

See accompanying notes to the condensed consolidated financial statements.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
Dollars in Millions	June 30, 2000	December 31, 1999
Assets
Current Assets:
  Cash and cash equivalents
  Marketable securities
  Trade accounts receivable - net of allowances
  Inventories:
    Finished goods
    Grains and raw materials
    Packaging materials and supplies
      Total inventories
  Other current assets
Total Current Assets	$115.7 74.9 422.5 242.5 48.8 32.5 323.8 238.2 1,175.1	$282.9 0.3 254.3 186.6 50.0 29.6 266.2 193.0 996.7
Property, plant and equipment Less: accumulated depreciation Property - net	1,820.8 780.0 1,040.8	1,851.9 745.2 1,106.7
Intangible assets - net of amortization	233.2	236.9
Other assets	54.5	55.9
Total Assets	$2,503.6	$2,396.2
Liabilities and Shareholders' Equity
Current Liabilities: Short-term debt Current portion of long-term debt Trade accounts payable Other current liabilities Total Current Liabilities	$38.1 48.6 269.6 633.4 989.7	$73.3 81.2 213.6 570.2 938.3
Long-term debt	698.6	715.0
Other liabilities	516.1	523.1
Preferred Stock, Series B, no par value, authorized 1,750,000 shares; issued 1,282,051 of $5.46 cumulative convertible shares (liquidating preference of $78 per share)	100.0	100.0
Deferred compensation	(32.8)	(38.5)
Treasury Preferred Stock, at cost, 401,669 shares and 366,069 shares, respectively	(44.2)	(39.0)
Common Shareholders' Equity:
  Common stock, $5 par value, authorized 400 million
   shares; issued 167,978,792 shares
  Additional paid-in capital
  Reinvested earnings
  Accumulated other comprehensive income
  Deferred compensation
  Treasury common stock, at cost, 35,394,029
     shares and 36,043,338 shares, respectively
	840.0 121.7 930.8 (104.2) (47.6) (1,464.5)	840.0 100.7 854.6 (95.1) (45.5) (1,457.4)
Total Common Shareholders' Equity	276.2	197.3
Total Liabilities and Shareholders' Equity	$2,503.6	$2,396.2

                                       See accompanying notes to the condensed consolidated financial statements.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
Dollars in Millions	Six Months Ended June 30, 2000 1999

Cash Flows from Operating Activities:
  Net income
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization
    Deferred income taxes
    Restructuring charges, asset impairments and
      (gain) on divestiture - net of tax of $1.7 in 1999
    Loss on disposition of property, plant and equipment
    Increase in trade accounts receivable
    Increase in inventories
    (Increase) decrease in other current assets
    Increase in trade accounts payable
    Increase in other current liabilities
    (Decrease) increase in other non-current liabilities
    Change in deferred compensation
    Other items
      Net Cash Provided by Operating Activities

	$152.9 65.5 1.7 177.4 1.7 (172.3) (59.9) (47.2) 58.5 10.0 (6.1) 3.6 32.9 218.7	$258.7 60.4 3.2 (6.7) 5.4 (108.6) (36.1) 16.1 55.4 12.7 11.0 4.0 39.8 315.3
Cash Flows from Investing Activities:
  Purchase of marketable securities
  Proceeds on sale of marketable securities
  Business divestitures
  Additions to property, plant and equipment
  Proceeds on sale of property, plant and equipment
Net Cash Used in Investing Activities	(230.1) 157.1 -- (127.2) 4.4 (195.8)	(123.0) -- 14.3 (76.5) 4.5 (180.7)
Cash Flows from Financing Activities:
  Cash dividends
  Change in short-term debt
  Proceeds from long-term debt
  Reduction of long-term debt
  Issuance of common treasury stock
  Repurchases of common stock
  Repurchases of preferred stock
Net Cash Used in Financing Activities	(76.7) (34.4) 0.2 (49.8) 88.0 (110.0) (5.2) (187.9)	(78.7) (8.5) 0.6 (21.4) 55.6 (209.5) (4.5) (266.4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents Net Decrease in Cash and Cash Equivalents Cash and Cash Equivalents - Beginning of Period Cash and Cash Equivalents - End of Period	$(2.2) (167.2) 282.9 115.7	$(4.5) (136.3) 326.6 190.3

               See accompanying notes to the condensed consolidated financial statements.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NET SALES AND OPERATING INCOME (LOSS) BY SEGMENT
(UNAUDITED)

                                                                   Net Sales (a)        Operating Income (Loss)(b)                                                                                      Six Months                     Six Months
Dollars in Millions                                    Ended June 30,               Ended June 30,

	2000	1999	2000	1999
Foods:
U.S. and Canadian	$ 1,148.5	$1,140.1	$ 227.0	$ 184.7
Latin American	170.7	150.7	15.2	12.0
Other (c)	100.9	103.0	12.8	14.1
Total Foods	1,420.1	1,393.8	255.0	210.8

Beverages:
U.S. and Canadian	948.2	812.8	173.6	164.0
Latin American	139.3	118.1	15.3	10.1
Other (c)	62.4	60.7	(1.1)	(2.8)
Total Beverages	1,149.9	991.6	187.8	171.3

Total Ongoing Businesses	2,570.0	2,385.4	442.8	382.1
Divested Businesses (d)	--	6.7	--	--
Total Sales/Operating Income	$ 2,570.0	$2,392.1	442.8	382.1

Less: Restructuring charges, asset impairments and (gain) on divestiture (e)(f)			177.4	(8.4)
General corporate expenses			11.9	15.0
Interest expense - net			24.0	27.2
Foreign exchange loss - net			1.5	15.6
Income before income taxes			$ 228.0	$ 332.7

(a)  Intersegment revenue is not material.

(b)  Business segment operating results exclude restructuring charges, asset impairments, gain on divestiture and certain other expenses not allocated to business segments such as income taxes, general corporate expenses and financing costs.

(c)  Other includes European and Asia/Pacific results.

(d)  1999 includes net sales and operating results (through the divestiture date) for a Brazilian pasta business.

(e)  2000 includes pretax restructuring charges of $63.0 million and related pretax asset impairment losses of $120.1 million, net of pretax adjustments of $5.7 million to reduce prior restructuring and divestiture reserves.

(f)  1999 includes a pretax gain of $5.1 million on the divestiture of a Brazilian pasta business and pretax adjustments of $3.3 million to reduce prior restructuring and divestiture reserves.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NET SALES AND OPERATING INCOME BY SEGMENT
(UNAUDITED)

                                                                   Net Sales (a)               Operating Income (b)
                                                                  Three Months                   Three Months
Dollars in Millions                                   Ended June 30,                 Ended June 30,

	2000	1999	2000	1999
Foods:
U.S. and Canadian	$ 515.7	$534.2	$ 86.8	$ 71.9
Latin American	83.3	77.5	7.6	6.2
Other (c)	47.9	50.9	6.6	8.2
Total Foods	646.9	662.6	101.0	86.3

Beverages:
U.S. and Canadian	629.3	545.2	138.8	135.7
Latin American	75.7	65.9	12.2	7.6
Other (c)	46.0	43.8	1.5	0.2
Total Beverages	751.0	654.9	152.5	143.5

Total Sales/Operating Income	$ 1,397.9	$1,317.5	253.5	229.8

Less: Restructuring charges and reserve adjustments (d)			3.7	--
General corporate expenses			4.2	4.9
Interest expense - net			11.9	13.3
Foreign exchange (gain) loss - net			(2.1)	1.3
Income before income taxes			$ 235.8	$ 210.3

(a)  Intersegment revenue is not material.

(b)  Business segment operating results exclude restructuring charges and restructuring and divestiture reserve adjustments and certain other expenses not allocated to business segments such as income taxes, general corporate expenses and financing costs.

(c)  Other includes European and Asia/Pacific results.

(d)  2000 includes pretax restructuring charges of $6.2 million, net of pretax adjustments of $2.5 million to reduce prior restructuring and divestiture reserves.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2000

Note 1 - Basis of Presentation

The condensed consolidated financial statements include The Quaker Oats Company and its subsidiaries (the Company). The condensed consolidated statements of income, reinvested earnings and comprehensive income for the six and three months ended June 30, 2000 and 1999, the condensed consolidated balance sheet as of June 30, 2000, and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2000, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's report to shareholders for the year ended December 31, 1999.

Certain previously reported amounts have been reclassified to conform to the current presentation.

Note 2 - Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Restructuring Charges, Asset Impairment Losses and Divestitures

Restructuring Plans
The current year consolidated operating results included restructuring charges of $63.0 million and asset impairment losses of $120.1 million related to current-year restructuring actions. Restructuring charges for the three months ended June 30, 2000, were $6.2 million. The following summarizes charges taken by the Company related to current-year restructuring plans:

Dollars in Millions	Three Months Ended June 30, 2000	Six Months Ended June 30, 2000
Supply chain reconfiguration project	$ 5.2	$ 55.3
Other U.S. organization alignments	1.0	7.7
Total Restructuring Charges	$ 6.2	$ 63.0
Asset Impairment Losses	--	120.1
Total	$ 6.2	$ 183.1

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2000

Supply Chain Reconfiguration Project
Restructuring and impairment charges of $175.4 million were recognized in the current year related to a supply chain reconfiguration project announced in September 1999. The three-year project to upgrade and optimize the Company's manufacturing and distribution capabilities in North America involves the rationalization of U.S. and Canadian Foods operations, an expansion of U.S. beverage manufacturing and a reconfiguration of the Company's food and beverage logistics network.

In the current year, the Company adopted plans to close two cereal manufacturing facilities and two distribution centers in the United States, which resulted in restructuring charges of $5.2 million in the current quarter and $55.3 million in the current year. The restructuring charges, primarily attributable to the Company's U.S. and Canadian Foods operations, were comprised of severance and termination benefits and other shutdown costs.

In the current year, the Company recognized asset impairment losses of $120.1 million attributable to the U.S. and Canadian Foods operations. As a result of the negotiation of a significant contract manufacturing agreement and completion of decisional and effects bargaining required to close the two cereal manufacturing facilities, the Company evaluated the recoverability of its affected long-lived assets pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 121. The affected assets (land, buildings and production machinery and equipment) were determined to be "held for use", as they are integral to the Company's operations until the migration of production activity to other facilities is completed. Because the carrying value of the affected long-lived assets exceeded the projected future undiscounted cash flows, the Company was required to reduce the carrying value of the long-lived assets and recognize asset impairment losses. The fair value was determined based on analyses of the current fair market values of the affected assets.

Annual savings resulting from this project are expected to range from $40 million to $50 million in 2001, rising to $60 million to $70 million beginning in 2002 and going forward. Eighty percent of the expected savings should be in cash. Additional charges related to the project are expected to range from    $20 million  to $35  million  over  the  next  two years, which would result in total charges of $203 million to $218 million for the project.

Other U.S. Organization Alignments
During the current year, the Company also adopted plans to restructure its human resources department, close an administrative office in California and a small leased Gatorademanufacturing facility in Puerto Rico, and decentralize certain U.S. customer service functions. As a result of these actions, the Company eliminated approximately 55 positions. Restructuring charges of $1.0 million and $7.7 million were recognized in the current quarter and year, respectively, for severance and termination benefits and shutdown costs. Annual savings from these actions, approximately $10 million, are expected to be primarily in cash beginning mid-year 2000.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2000

Restructuring and Divestiture Reserves
Consolidated operating results in the current quarter and year included adjustments of $2.5 million and $5.7 million, respectively, to reduce prior restructuring and divestiture reserves. For the six months ended June 30, 1999, adjustments totaled $3.3 million to reduce prior restructuring and divestiture reserves. Adjustments to reserves in both years were primarily due to higher-than-anticipated proceeds on the sale of certain assets and other changes from estimates.

Restructuring plans are proceeding as planned and remaining restructuring reserves of $60.9 million as of June 30, 2000, are considered adequate to cover committed restructuring actions. Restructuring reserve balances as of December 31, 1999, activity during the current year and restructuring reserve balances as of June 30, 2000, were as follows:

December 31,							June 30,
1999		Amounts Charged			Amounts	Amounts	2000
Dollars in Millions	Reserves	Cash	Non-Cash	Total	Utilized	Adjusted	Reserves
2000 Restructuring:
Severance and
termination benefits	$ --	$ 43.4	$ --	$ 43.4	$ (4.1)	$ --	$ 39.3
Other	--	17.4	2.2	19.6	(7.8)	--	11.8
Subtotal	$ --	$ 60.8	$ 2.2	$ 63.0	$ (11.9)	$ --	$ 51.1
Prior Periods:
1997 -1999 reserves	32.6	--	--	--	(18.1)	(4.7)	9.8
Total	$ 32.6	$ 60.8	$ 2.2	$ 63.0	$ (30.0)	$ (4.7)	$ 60.9

Divestiture

On March 1, 1999, the Company completed the sale of a Brazilian pasta business for $14.3 million and realized a pretax gain of $5.1 million.

Note 4 - Tax Adjustments

In 1999, the Company adjusted its previously recorded tax accruals and tax assets to reflect developments and information received in the first six months of 1999. The net effect of these adjustments was to reduce the tax provision for the three and six months ended June 30, 1999, by $37.7 million and $46.1 million, respectively.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2000

Note 5 - Litigation

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

Note 6 - Comprehensive Income

Total comprehensive income for the three months ended June 30, 2000 and 1999, was $141.7 million and $169.3 million, respectively. For the six months ended June 30, 2000 and 1999, total comprehensive income was $143.8 million and $240.7 million, respectively. Total comprehensive income for the Company includes net income, foreign currency translation adjustments and unrealized gains on investments, net of tax. The components of accumulated other comprehensive income, net of tax, included in the condensed consolidated balance sheets as of June 30, 2000, and December 31, 1999, were:

	June 30,	December 31,
Dollars in Millions	2000	1999
Net foreign currency translation	$(104.6)	$(95.1)
Unrealized gain on securities available for sale	0.4	--
Accumulated other comprehensive income	$(104.2)	$(95.1)

Note 7 - Marketable Securities

During 2000, the Company made investments in marketable securities. These marketable securities are available for sale and consist primarily of investments in mutual funds. These investments are expected to be held less than twelve months and are classified as marketable securities in the consolidated balance sheet. The Company recorded unrealized gains on its investments in marketable securities to adjust the carrying value of these investments to fair value. The unrealized gains were $0.4 million and $2.6 million as of June 30, 2000 and 1999, respectively. Unrealized gains are classified as a component of accumulated other comprehensive income and are included in other comprehensive income.

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

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2000

Note 9 - Current and Pending Accounting Changes

In May 2000, the Emerging Issues Task Force (EITF) issued its conclusion on EITF 00-14, "Accounting for Certain Sales Incentives." The EITF concluded that certain consumer and customer sales promotion expenses should be reported as a reduction of sales rather than a marketing expense. The Company is currently required to adopt this change by December 2000 and restate prior periods. When adopted, the Company's net sales will be reduced by certain sales incentives, resulting in lower net sales and a corresponding reduction in merchandising expenses. The amount of the reclassification has not been quantified. However, because this change will result in a reclassification of expenses only, earnings will not be affected and operating margins will increase.

In June 1998, the Financial Accounting Standards Board (FASB)issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activity," to amend SFAS No. 133. Collectively, these statements are intended to represent the comprehensive guidance on accounting for derivatives and hedging activities. These statements establish accounting and reporting standards requiring that certain derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results of the hedged item in the income statement, and require that the Company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company will be required to adopt these statements by January 2001. When adopted, volatility in reported earnings and other comprehensive income of the Company could increase.

Note 10 - Derivative Financial and Commodity Instruments

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
JUNE 30, 2000

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

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2000

Note 11 - Share Repurchases

During the current year, the Company repurchased 1.7 million shares of its outstanding common stock for $103.9 million. Of the total shares repurchased, 0.4 million shares were repurchased during the current quarter for $29.0 million. As of June 30, 2000, the Company had repurchased $738.8 million under the $1 billion repurchase program announced in March 1998.

Note 12 - Earnings Per Share

Reconciliations of basic earnings per share (EPS) to diluted EPS were as follows:

Dollars in Millions (Except Per Share Data) Shares in Thousands	Six Months Ended June 30,
	2000		1999

Income		Shares	Income	Shares

Net income	$152.9		$258.7
Less: Preferred dividends - net of tax	2.1		2.2
Net income available for common	$150.8	131,732	$256.5	134,960

Net income per common share	$1.14		$1.90

Net income available for common	$150.8	131,732	$256.5	134,960

Effect of dilutive securities:
Stock options	--	3,129	--	3,492
Non-vested awards	--	224	--	229
ESOP Convertible Preferred Stock	1.0	1,944	1.0	2,077
	$151.8	137,029	$257.5	140,758
Net income per common share - diluted	$1.11		$1.83

The decrease in average common shares outstanding at June 30, 2000, compared to June 30, 1999, reflects the continuation of the Company's share repurchase program, partly offset by the exercise of employee stock options.

As of June 30, 2000 and 1999, certain stock options were excluded from the computation of diluted EPS because the exercise prices were higher than the average market price.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of results for the second quarter and first six months ended June 30, 2000, compared with the second quarter and first six months of 1999. Operating results are discussed on a consolidated basis and then by Foods, Beverages and Divested operating segments. In determining operating segment income or loss, restructuring charges, asset impairment losses, divestiture gains and losses and certain other expenses, such as income taxes, general corporate expenses and financing costs, are not allocated to operating segments. See "Restructuring Charges and Asset Impairment Losses" for a discussion of the Company's current restructuring plans. See "Liquidity and Capital Resources" for a discussion of changes in financial condition for the first six months of 2000.

Three Months Ended June 30, 2000 Compared with
Three Months Ended June 30, 1999

Consolidated pound volume and net sales for the three months ended June 30, 2000 (current quarter) increased 11 percent and 6 percent, respectively, from the three months ended June 30, 1999. Beverage sales grew 15 percent to $751.0 million, primarily driven by 15 percent growth in Gatorade thirst  quencher  in  both  the   United  States  and Latin  America.  Food sales  declined  2 percent to $646.9 million, primarily due to weak ready-to-eat cereal sales. Price changes and foreign currency exchange rate fluctuations did not significantly affect the comparison of current quarter consolidated net sales to the second quarter of 1999.

Consolidated gross profit margin was 54.4 percent in the current quarter compared to 54.9 percent in the second quarter of 1999. Increased transportation and beverage packaging material costs were partly offset by supply chain savings.

Selling, general and administrative (SG&A) expenses increased $12.6 million, or 3 percent, reflecting a 7 percent increase in advertising and merchandising (A&M) expenses. Increased U.S. and Canadian Beverages A&M expenses supported increased sales and the introduction of new products, flavors and packages. This increase was partly offset by lower A&M for U.S. and Canadian Foods, primarily for ready-to-eat cereals. SG&A expenses, excluding A&M spending, decreased as a result of cost savings and a $7.7 million reduction in U.S. pension costs.

Consolidated operating results in the current quarter included a combined charge of $3.7 million. Current-quarter restructuring charges of $6.2 million were partially offset by adjustments of $2.5 million to reduce prior restructuring and divestiture reserves. The adjustments were due to higher-than-anticipated proceeds on the sale of certain assets and other changes from estimates.

Net financing costs (net interest expense and foreign exchange gains and losses) decreased $4.8 million in the current quarter, primarily because of foreign currency exchange rate fluctuations. Net foreign exchange gain in the current quarter was $2.1 million, primarily resulting from hedges of the Mexican peso, compared to a net foreign exchange loss of $1.3 million in the second quarter of 1999. Net interest expense decreased primarily because of lower long-term debt balances.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's second-quarter effective tax rate was 36.1 percent in the current and prior year, excluding the tax effects of restructuring charges, asset impairments and gain on divestiture, and tax adjustments in the second quarter of 1999. The tax adjustments were made to reduce previously recorded tax accruals and resulted in a $37.7 million reduction in the 1999 second-quarter tax provision.

Operating Segment Results

Business segment operating income increased 10 percent to $253.5 million in the current quarter from $229.8 million in the second quarter of 1999, driven by sales growth and operating margin improvement. Operating margin increased to 18.1 percent compared to 17.4 percent in the second quarter of 1999.

Foods

U.S. and Canadian Foods - U.S. and Canadian Foods operating income increased 21 percent to $86.8 million, a $14.9 million increase from the second quarter of 1999. While volume and net sales declined 3 percent, primarily reflecting declines in ready-to-eat cereals, profits increased due to lower A&M spending and overhead costs. The Company shifted its marketing focus for ready-to-eat cereals in the quarter away from aggressive price promotion, resulting in disappointing sales amid a competitive environment of heavy price promotion. Two new Quaker Chewy granola bar flavors, increased sales of Quaker Crispy Mini's rice snacks and the introduction of Gatorade energy bars drove double-digit sales growth in the snacks business. Hot cereals and Canadian foods sales increased, and rice and pasta sales declined. Operating income increased for all major product lines, and U.S. and Canadian Foods operating margins expanded to 16.8 percent from 13.5 percent in the second quarter of 1999.

Latin American Foods - Volume and net sales increased 8 percent and 7 percent, respectively, reflecting strong growth in most countries in the region, led by ToddYnho chocolate beverages in Brazil. Operating income increased $1.4 million to $7.6 million.

Other Foods - Volume and net sales decreased 2 percent and 6 percent, respectively. These declines were due to lower volume in Europe amid customer consolidations and related competitive pressures, and lower sales due to the negative effects of currency fluctuations. Operating income in Europe decreased, partly due to A&M spending to support the introduction of new snack products. In Asia, hot cereals volume and net sales growth drove increased operating income, partly offsetting the declines in Europe. In total, operating income decreased $1.6 million to $6.6 million.

Beverages

U.S. and Canadian Beverages - Volume and net sales grew 15 percent. Sales of the new 20-ounce multi-pack and two new flavors of Gatorade Fierce, introduced this year, drove growth in the quarter, as did expanded distribution and favorable weather conditions. Operating income grew 2 percent to $138.8 million, reflecting strong sales growth, partly offset by a 28 percent increase in A&M expenses. Operating margins decreased to 22.1 percent, as A&M spending rose in support of new products, flavors and packages.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Latin American Beverages - Volume and net sales increased 10 percent and 15 percent, respectively, driven by double-digit growth of Gatorade thirst quencher in Mexico. Operating income increased $4.6 million to $12.2 million.

Other Beverages - Gatorade volume and net sales increased 23 percent and 5 percent, respectively. In Europe, volume increased, while sales declined, reflecting the negative effects of currency fluctuations. In Asia, Gatorade volume and net sales growth resulted in lower operating losses compared to the second quarter of 1999. In total, operating income increased $1.3 million to $1.5 million.

Six Months Ended June 30, 2000 Compared with
Six Months Ended June 30, 1999

Consolidated pound volume and net sales for the six months ended June 30, 2000 (current year) increased 11 percent and 7 percent, respectively, from the six months ended June 30, 1999. The sales increase was driven by 17 percent growth in U.S. and Canadian Beverages, 18 percent growth in Latin American Beverages and 13 percent growth in Latin American Foods. Price changes and foreign currency exchange rate fluctuations did not significantly affect the comparison of current year consolidated net sales to the first six months of 1999.

Consolidated gross profit margin of 54.8 percent in the current year was even with the first six months of 1999. Supply chain savings, primarily for U.S. and Canadian Foods, offset the impact of increased transportation and beverage packaging material costs.

SG&A expenses increased $36.1 million, or 4 percent, due to a 7 percent increase in A&M expenses. However, total A&M spending as a percentage of sales remained even with the first six months of 1999. SG&A expenses, excluding A&M spending, decreased as a result of cost savings and a $15.4 million reduction in U.S. pension costs.

Consolidated operating results in the current year included a combined charge of $177.4 million. Restructuring charges were $63.0 million, related asset impairment losses were $120.1 million and adjustments were $5.7 million to reduce prior restructuring and divestiture reserves. Consolidated operating results in the first six months of 1999 included a combined gain of $8.4 million. The Company recognized a gain of $5.1 million on the sale of a Brazilian pasta business and adjustments of $3.3 million to reduce prior divestiture and restructuring reserves. The adjustments were due to higher-than-anticipated proceeds on the sale of certain assets and other changes from estimates.

Net financing costs (net interest expense and foreign exchange losses) decreased $17.3 million in the current year. Net foreign exchange losses decreased $14.1 million, as the Brazilian real remained relatively stable in the current year compared to the severe devaluation in the first quarter of 1999. Net interest expense decreased primarily because of lower long-term debt balances.

The Company's effective tax rate for the first six months of the current and prior year was 36.1 percent, excluding the tax effects of restructuring charges, asset impairments and gain on divestiture, and tax adjustments in the first six months of 1999. The tax adjustments were made to reduce previously recorded tax accruals and tax assets and resulted in a $46.1 million reduction in the tax provision in the first six months of 1999.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Segment Results

Business segment operating income increased 16 percent to $442.8 million in the current year from $382.1 million in the first six months of 1999, driven by sales growth and operating margin improvement. Operating margin increased to 17.2 percent compared to 16.0 percent in the first six months of 1999.

Foods

U.S. and Canadian Foods - U.S. and Canadian Foods operating income grew 23 percent to $227.0 million, a $42.3 million increase from the first six months of 1999. Net sales increased 1 percent while volume declined 1 percent, primarily reflecting double-digit sales growth in snacks substantially offset by declines in ready-to-eat cereals. New Quaker Chewy granola bar flavors and Quaker Crispy Mini's rice snacks drove growth in snacks. Ready-to-eat cereal sales declined amid heavy price competition. Canadian foods and rice and pasta sales increased. Current year hot cereals sales were relatively even with the strong sales results in the first six months of 1999. Operating income increased for all major product lines. Operating margins expanded to 19.8 percent from 16.2 percent in the first six months of 1999 due to lower overhead costs, supply chain savings and a lower rate of A&M spending.

Latin American Foods - Volume and net sales increased 15 percent and 13 percent, respectively, reflecting strong growth in most countries in the region, led by sales of ToddYnho chocolate beverages and Coqueiro canned fish in Brazil. Operating income increased $3.2 million to $15.2 million.

Other Foods - Volume increased 1 percent while net sales decreased 2 percent. In Asia, hot cereal volume and sales growth drove increased operating income. In Europe, volume declined amid customer consolidations and related competitive pressures, and sales declined due to the negative effects of currency fluctuations. Operating income declined due to A&M spending to introduce new snack products in Europe. In total, operating income decreased $1.3 million to $12.8 million.

Beverages

U.S. and Canadian Beverages - Volume and net sales grew 16 percent and 17 percent, respectively. The introduction of a new 20-ounce multi-pack and two new flavors of Gatorade Fierce, and favorable weather trends in key markets contributed to strong Gatoradegrowth. In addition, the Company began a regional rollout of two new beverages, Propeland Torq. Operating income grew 6 percent to $173.6 million, reflecting strong sales growth, partly offset by a 27 percent increase in A&M expenses. Operating margins decreased to 18.3 percent, as A&M spending rose in support of new products, flavors and packages.

Latin American Beverages - Volume and net sales increased 13 percent and 18 percent, respectively, primarily driven by double-digit sales growth of Gatorade thirst quencher in Mexico. Operating income increased $5.2 million to $15.3 million in the current year.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Beverages - Volume and sales increased 22 percent and 3 percent, respectively. In Europe, volume grew while net sales declined primarily due to the negative effects of currency fluctuations. In Asia, volume and net sales grew and operating losses declined compared to the first six months of 1999. As a result, current year operating losses decreased $1.7 million to $1.1 million.

Divested

1999 operating results included $6.7 million in net sales from a Brazilian pasta business divested on March 1, 1999.

Restructuring Charges and Asset Impairment Losses

The current year consolidated operating results included restructuring charges of $63.0 million and asset impairment losses of $120.1 million related to current-year restructuring actions. Restructuring plans are proceeding as planned and remaining restructuring reserves of $60.9 million as of June 30, 2000, are considered adequate to cover committed restructuring actions. See Note 3 on page 11 for additional information on reserve balances.

The following summarizes charges taken by the Company related to current-year restructuring plans:

Dollars in Millions	Three Months Ended June 30, 2000	Six Months Ended June 30, 2000
Supply chain reconfiguration project	$ 5.2	$ 55.3
Other U.S. organization alignments	1.0	7.7
Total Restructuring Charges	$ 6.2	$ 63.0
Asset Impairment Losses	--	120.1
Total	$ 6.2	$183.1

Supply Chain Reconfiguration Project
Restructuring and impairment charges of $175.4 million were recognized in the current year related to a supply chain reconfiguration project announced in September 1999. The three-year project to upgrade and optimize the Company's manufacturing and distribution capabilities in North America involves the rationalization of U.S. and Canadian Foods operations, an expansion of U.S. beverage manufacturing and a reconfiguration of the Company's food and beverage logistics network.

In the current year, the Company adopted plans to close two cereal manufacturing facilities and two distribution centers in the United States, which resulted in restructuring charges of $5.2 million in the current quarter and $55.3 million in the current year. The restructuring charges, primarily attributable to the Company's U.S. and Canadian Foods operations, were comprised of severance and termination benefits and other shutdown costs.

In the current year, the Company recognized asset impairment losses of $120.1 million attributable to the U.S. and Canadian Foods operations. As a result of the negotiation of a significant contract manufacturing agreement and completion of decisional and effects bargaining required to close the two cereal manufacturing facilities, the Company evaluated the recoverability of its

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

affected long-lived assets pursuant to the provisions of SFAS No. 121. The affected assets (land, buildings and production machinery and equipment) were determined to be "held for use", as they are integral to the Company's operations until the migration of production activity to other facilities is completed. Because the carrying value of the affected long-lived assets exceeded the projected future undiscounted cash flows, the Company was required to reduce the carrying value of the long-lived assets and recognize asset impairment losses. The fair value was determined based on analyses of the current fair market values of the affected assets.

Annual savings resulting from this project are expected to range from $40 million to $50 million in 2001, rising to $60 million to $70 million beginning in 2002 and going forward. Eighty percent of the expected savings should be in cash. Additional charges related to the project are expected to range from $20 million to $35 million over the next two years, which would result in total charges of $203 million to $218 million for the project.

Other U.S. Organization Alignments
During the current year, the Company also adopted plans to restructure its human resources department, close an administrative office in California and a small leased Gatorade manufacturing facility in Puerto Rico, and decentralize certain U.S. customer service functions. As a result of these actions, the Company eliminated approximately 55 positions. Restructuring charges of $1.0 million and $7.7 million were recognized in the current quarter and year, respectively, for severance and termination benefits and shutdown costs. Annual savings from these actions, approximately $10 million, are expected to be primarily in cash beginning mid-year 2000.

Liquidity and Capital Resources

Net cash provided by operating activities was $218.7 million, a decrease of $96.6 million from the first six months of 1999, primarily reflecting higher working capital levels as of June 30, 2000. Capital expenditures in the first six months of the current and prior year were $127.2 million and $76.5 million, respectively. The increased level of capital expenditures is expected to continue during the remainder of the year as the Company adds Gatorade production capacity and undertakes cost-reduction projects. The Company expects that capital expenditures and cash dividends for the remainder of the year will be financed through cash flow from operating activities.

Net cash used in investing activities in the current year included the Company's purchases of marketable securities of $230.1 million and sales of marketable securities of $157.1 million. The first six months of 1999 included purchases of marketable securities of $123.0 million and divestiture proceeds of $14.3 million from the sale of a Brazilian pasta business.

Financing activities used cash of $187.9 million and $266.4 million in the first six months of the current and prior years, respectively, primarily to repurchase shares, pay dividends and pay down debt. The Company used cash of $110.0 million and $209.5 million to repurchase common shares in the first six months of the current and prior year, respectively. Cash of $88.0 million provided by treasury stock issued in the current year increased from $55.6 million in the first six months of 1999, primarily due to increased stock option exercises.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the current year, the Company repurchased 1.7 million shares of its outstanding common stock for $103.9 million under the $1 billion repurchase program announced in March 1998. As of June 30, 2000, the Company's total repurchases under this program were $738.8 million.

Short-term and long-term debt (total debt) as of June 30, 2000, was $785.3 million, a decrease of $84.2 million from December 31, 1999. Amounts available under revolving credit facilities and commercial paper ratings were unchanged in the current year. The Company's long-term debt ratings are as follows: Fitch (A-, upgraded from BBB+ in March 2000); Moody's (A3, upgraded from Baa1 in April 2000); and Standard & Poor's (A-, upgraded from BBB+ in May 2000).

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

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity or financial instrument, assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices, if available. The results of the sensitivity analyses as of June 30, 2000, did not differ materially from the amounts reported as of December 31, 1999. Actual changes in market prices or rates may differ from hypothetical changes.

Current and Pending Accounting Changes

In May 2000, the Emerging Issues Task Force (EITF) issued its conclusion on EITF 00-14, "Accounting for Certain Sales Incentives." The EITF concluded that certain consumer and customer sales promotion expenses should be reported as a reduction of sales rather than a marketing expense. The Company is currently required to adopt this change by December 2000 and restate prior periods. When adopted, the Company's net sales will be reduced by certain sales incentives, resulting in lower net sales and a corresponding reduction in merchandising expenses. The amount of the reclassification has not been quantified. However, because this change will result in a reclassification of expenses only, earnings will not be affected and operating margins will increase.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In June 1998, Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activity," to amend SFAS No. 133. Collectively, these statements are intended to represent the comprehensive guidance on accounting for derivatives and hedging activities. These statements establish accounting and reporting standards requiring that certain derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results of the hedged item in the income statement, and require that the Company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company will be required to adopt these statements by January 2001. When adopted, volatility in reported earnings and other comprehensive income of the Company could increase.

Cautionary Statement on Forward-Looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis. Statements that are not historical facts, including statements about expectations or projected results, are forward-looking statements. The Company's results may differ materially from those suggested by the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by factors such as: actions of competitors; changes in laws and regulations (including changes in governmental interpretations of regulations and changes in accounting standards); customer and consumer demand (including customer and consumer responses to marketing); effectiveness of spending, investments or programs (including cost-reduction projects); changes in market prices or rates; fluctuations in the cost and availability of supply chain resources; foreign economic conditions (including currency rate fluctuations), and with respect to Latin America, the fact that the majority of the Company's business is concentrated in Brazil, Mexico and Venezuela; weather; and the ability of the Company to execute manufacturing, distribution and outsourcing initiatives and plant consolidations. In addition, capital expenditures and cash dividends may be affected by the amount of cash flow from operating activities; and the Company's market risk exposures may be affected by actual changes in market prices of derivative financial and commodity instruments if actual changes differ from the hypothetical changes used in sensitivity analyses. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to update them.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

Note 2 in Part I is incorporated by reference herein.

Item 4 Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of Shareholders was held on May 10, 2000. The names of all individuals serving terms of office as director after the Meeting are listed in (b) below. The matters voted upon at the Meeting are described in (c) below.

(b) At the Annual Meeting of Shareholders, the following directors were elected to the terms of office described in item (c) below: Armando M. Codina, W. James Farrell, Judy C. Lewent and Linda Johnson Rice. Other directors continuing to serve terms which expire after 2000 include: Frank C. Carlucci, J. Michael Losh, Vernon R. Loucks, Jr., Robert S. Morrison and Walter J. Salmon.

(c) (i) To elect one director in Class I to serve for a two-year term expiring in the year 2002 and three directors in Class II to serve for three-year terms expiring in the year 2003 or until their successors are elected and qualified. All nominees are named below.

Election of director - term expiring 2002

Armando M. Codina
Votes For Election - 102,790,530
Votes Withheld - 14,723,775

Election of directors - terms expiring 2003

W. James Farrell
Votes For Election - 102,861,759
Votes Withheld - 14,652,546

Judy C. Lewent
Votes For Election - 102,746,531
Votes Withheld - 14,767,774

Linda Johnson Rice
Votes For Election - 102,682,577
Votes Withheld - 14,831,727

There were no votes against, abstentions or broker non-votes with respect to the election of any nominee named above.

PART II - OTHER INFORMATION - (CONTINUED)

(ii) To ratify the Board of Directors' appointment of Arthur Andersen LLP as independent public accountants for the Company for 2000.

Votes For Proposal - 116,412,508
Votes Against Proposal - 650,028
Votes Abstaining - 450,550
Broker Non-Votes - 0
Votes Withheld - 0

(iii) To consider a shareholder proposal regarding shareholder rights plans.

Votes For Proposal - 67,058,142
Votes Against Proposal - 37,694,843
Votes Abstaining - 1,627,575
Broker Non-Votes - 11,132,527
Votes Withheld - 0

(iv) To consider a shareholder proposal regarding genetically engineered foods.

Votes For Proposal - 4,809,829
Votes Against Proposal - 96,405,896
Votes Abstaining - 5,173,936
Broker Non-Votes - 11,123,426
Votes Withheld - 0

Item 6 Exhibits and Reports on Form 8-K

Item 6(a) See Exhibit Index.

All other items in Part II are either inapplicable to the Company during the quarter ended June 30, 2000, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           The Quaker Oats Company
           (Registrant)

Date: August 4, 2000

/s/ Terence D. Martin
     Terence D. Martin
                           Senior Vice President - Finance
                    and Chief Financial Officer

Date: August 4, 2000

    /s/ William G. Barker
         William G. Barker
           Vice President and
              Corporate Controller

EXHIBIT INDEX

Exhibit Number	Description	Paper (P) or Electronic (E)

10(a)	Third Amendment to The Quaker Oats Company Benefits Protection Trust	E
27	Financial Data Schedule	E