Form 10-Q
period 2000-09-30
QUAKER OATS CO
filed 2000-11-07
CIK 81371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2000

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

(312) 222-7111
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES           NO

The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on September 30, 2000 was 131,083,476

PART I— FINANCIAL INFORMATION
ITEM 1— FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME, REINVESTED EARNINGS AND COMPREHENSIVE INCOME FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
NET SALES AND OPERATING INCOME BY SEGMENT FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
Financial Data Schedule
Third Quarter 2000 Earnings Release

THE QUAKER OATS COMPANY AND SUBSIDIARIES
INDEX TO FORM 10-Q

Page

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Condensed Consolidated Statements of Income, Reinvested

Earnings and Comprehensive Income for the Nine and Three

Months Ended September 30, 2000 and 1999	3-4

Condensed Consolidated Balance Sheets as of

September 30, 2000 and December 31, 1999	5

Condensed Consolidated Statements of Cash Flows for

the Nine Months Ended September 30, 2000 and 1999	6

Net Sales and Operating Income by Segment for the

Nine and Three Months Ended September 30, 2000 and 1999	7-8

Notes to the Condensed Consolidated Financial Statements	9-17

Item 2 — Management’s Discussion and Analysis

of Financial Condition and Results of Operations	18-28

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings	29

Item 6 — Exhibits and Reports on Form 8-K	29

SIGNATURES	30

EXHIBIT INDEX	31

THE QUAKER OATS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME,
REINVESTED EARNINGS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months Ended
Dollars in Millions (Except Per Share Data)	September 30,

	2000	1999

Net Sales	$4,045.1	$3,776.1

Cost of goods sold	1,804.9	1,683.3

Gross profit	2,240.2	2,092.8

Selling, general and administrative expenses	1,550.8	1,489.1

Restructuring charges, asset impairments and (gain) on divestiture	176.5	(1.8)

Interest expense	39.7	47.7

Interest income	(7.5)	(8.0)

Foreign exchange loss — net	3.4	19.0

Income before income taxes	477.3	546.8

Provision for income taxes	165.2	150.8

Net Income	312.1	396.0

Preferred dividends — net of tax	3.2	3.3

Net Income Available for Common	$308.9	$392.7

Per Common Share:

Net income — basic	$2.34	$2.92

Net income — diluted	$2.26	$2.81

Dividends declared	$0.855	$0.855

Average Number of Common Shares Outstanding

(in thousands)	131,751	134,466

Reinvested Earnings:

Balance — beginning of period	$854.6	$555.8

Net income	312.1	396.0

Dividends	(115.3)	(117.3)

Balance — end of period	$1,051.4	$834.5

Comprehensive Income:

Net income	$312.1	$396.0

Other comprehensive income:

Foreign currency translation adjustments	(13.7)	(20.3)

Unrealized gains on securities net of reclassification

of realized gains to net income	1.2	4.4

Total Comprehensive Income	$299.6	$380.1

See accompanying notes to the condensed consolidated financial statements.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME,
REINVESTED EARNINGS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
Dollars in Millions (Except Per Share Data)	September 30,

	2000	1999

Net Sales	$1,475.1	$1,384.0

Cost of goods sold	644.5	600.9

Gross profit	830.6	783.1

Selling, general and administrative expenses	572.1	546.5

Reserve adjustment (gains) and restructuring charges	(0.9)	6.6

Interest expense	12.8	15.2

Interest income	(4.6)	(2.7)

Foreign exchange loss — net	1.9	3.4

Income before income taxes	249.3	214.1

Provision for income taxes	90.1	76.8

Net Income	159.2	137.3

Preferred dividends — net of tax	1.1	1.1

Net Income Available for Common	$158.1	$136.2

Per Common Share:

Net income — basic	$1.20	$1.02

Net income — diluted	$1.15	$0.98

Dividends declared	$0.285	$0.285

Average Number of Common Shares Outstanding

(in thousands)	131,991	133,433

Reinvested Earnings:

Balance — beginning of period	$930.8	$735.8

Net income	159.2	137.3

Dividends	(38.6)	(38.6)

Balance — end of period	$1,051.4	$834.5

Comprehensive Income:

Net income	$159.2	$137.3

Other comprehensive income:

Foreign currency translation adjustments	(4.2)	0.3

Unrealized gains on securities net of reclassification
of realized gains to net income	0.8	1.8

Total Comprehensive Income	$155.8	$139.4

See accompanying notes to the condensed consolidated financial statements.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
Dollars in Millions	2000	1999

Assets

Current Assets:

Cash and cash equivalents	$111.1	$282.9

Marketable securities	125.5	0.3

Trade accounts receivable — net of allowances	390.7	254.3

Inventories:

Finished goods	214.6	186.6

Grains and raw materials	42.2	50.0

Packaging materials and supplies	30.6	29.6

Total inventories	287.4	266.2

Other current assets	233.8	193.0

Total Current Assets	1,148.5	996.7

Property, plant and equipment	1,872.3	1,851.9

Less: accumulated depreciation	796.8	745.2

Total Property — net	1,075.5	1,106.7

Intangible assets — net of amortization	231.2	236.9

Other assets	57.3	55.9

Total Assets	$2,512.5	$2,396.2

Liabilities and Shareholders’ Equity

Current Liabilities:

Short-term debt	$47.9	$73.3

Current portion of long-term debt	41.1	81.2

Trade accounts payable	258.0	213.6

Other current liabilities	647.9	570.2

Total Current Liabilities	994.9	938.3

Long-term debt	672.0	715.0

Other liabilities	510.3	523.1

Preferred Stock, Series B, no par value, authorized 1,750,000 shares; issued 1,282,051 of $5.46 cumulative convertible shares (liquidating preference of $78 per share)	100.0	100.0

Deferred compensation	(27.2)	(38.5)

Treasury Preferred Stock, at cost, 421,669 shares and 366,069 shares, respectively	(47.4)	(39.0)

Common Shareholders’ Equity: Common stock, $5 par value, authorized 400 million Shares; issued 167,978,792 shares	840.0	840.0

Additional paid-in capital	125.6	100.7

Reinvested earnings	1,051.4	854.6

Accumulated other comprehensive income	(107.6)	(95.1)

Deferred compensation	(21.5)	(45.5)

Treasury common stock, at cost, 36,895,316 Shares and 36,043,338 shares, respectively	(1,578.0)	(1,457.4)

Total Common Shareholders’ Equity	309.9	197.3

Total Liabilities and Shareholders’ Equity	$2,512.5	$2,396.2

See accompanying notes to the condensed consolidated financial statements.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
Dollars in Millions	September 30,

	2000	1999

Cash Flows from Operating Activities:

Net income	$312.1	$396.0

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	98.7	92.3

Deferred income taxes	4.2	3.8

Restructuring charges, asset impairments and (gain) on divestiture	176.5	(0.1)

Loss on disposition of property, plant and equipment	2.0	12.4

Increase in trade accounts receivable	(140.2)	(77.3)

(Increase) decrease in inventories	(23.5)	7.7

(Increase) decrease in other current assets	(42.5)	10.5

Increase in trade accounts payable	46.7	44.7

Increase in other current liabilities	27.6	44.8

Change in deferred compensation	35.3	32.9

(Decrease) increase in pension liabilities	(17.7)	12.3

Tax benefit from employee stock option exercises	29.4	19.7

Other items	3.1	7.7

Net Cash Provided by Operating Activities	511.7	607.4

Cash Flows from Investing Activities:

Purchase of marketable securities	(354.1)	(185.1)

Proceeds on sale of marketable securities	232.1	0.6

Business divestitures	—	14.3

Additions to property, plant and equipment	(198.7)	(132.6)

Proceeds on sale of property, plant and equipment	5.1	6.2

Net Cash Used in Investing Activities	(315.6)	(296.6)

Cash Flows from Financing Activities:

Cash dividends	(115.3)	(117.3)

Change in short-term debt	(24.5)	(11.4)

Proceeds from long-term debt	0.5	1.1

Reduction of long-term debt	(84.4)	(75.3)

Issuance of common treasury stock	104.5	66.8

Repurchases of common stock	(235.8)	(277.0)

Repurchases of preferred stock	(8.5)	(6.8)

Net Cash Used in Financing Activities	(363.5)	(419.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4.4)	(2.6)

Net Decrease in Cash and Cash Equivalents	(171.8)	(111.7)

Cash and Cash Equivalents — Beginning of Period	282.9	326.6

Cash and Cash Equivalents — End of Period	$111.1	$214.9

See accompanying notes to the condensed consolidated financial statements.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NET SALES AND OPERATING INCOME (LOSS) BY SEGMENT
(UNAUDITED)

		Net Sales (a)		Operating Income (Loss) (b)

		Nine Months		Nine Months
	Dollars in Millions	Ended September 30,		Ended September 30,

		2000	1999	2000	1999

	Foods:

	U.S. and Canadian	$1,817.6	$1,798.9	$354.5	$294.7

	Latin American	256.0	227.5	20.9	16.8

	Other (c)	154.9	158.1	20.4	20.4

	Total Foods	2,228.5	2,184.5	395.8	331.9

	Beverages:

	U.S. and Canadian	1,509.3	1,311.5	285.7	282.4

	Latin American	213.3	179.1	25.3	15.5

	Other (c)	94.0	94.3	(0.5)	(2.2)

	Total Beverages	1,816.6	1,584.9	310.5	295.7

	Total Ongoing Businesses	4,045.1	3,769.4	706.3	627.6

	Divested Businesses (d)	—	6.7	—	—

	Total Sales/Operating Income	$4,045.1	$3,776.1	706.3	627.6

Less:	Restructuring charges, asset impairments and (gain) on divestiture (e)(f)			176.5	(1.8)

	General corporate expenses			16.9	23.9

	Interest expense — net			32.2	39.7

	Foreign exchange loss — net			3.4	19.0

	Income before income taxes			$477.3	$546.8

(a)	Intersegment revenue is not material.

(b)	Business segment operating results exclude restructuring charges, asset impairments, gain on divestiture and certain other expenses not allocated to business segments such as income taxes, general corporate expenses and financing costs.

(c)	Other includes European and Asia/Pacific businesses.

(d)	1999 includes net sales and operating results (through the divestiture date) for a Brazilian pasta business.

(e)	2000 includes pretax restructuring charges of $67.2 million and related pretax asset impairment losses of $120.1 million, net of pretax adjustments of $10.8 million to reduce prior restructuring and divestiture reserves.

(f)	1999 includes pretax restructuring charges of $6.7 million, a pretax gain of $5.1 million on the divestiture of a Brazilian pasta business and pretax adjustments of $3.4 million to reduce prior restructuring and divestiture reserves.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NET SALES AND OPERATING INCOME BY SEGMENT
(UNAUDITED)

		Net Sales (a)		Operating Income (b)

		Three Months		Three Months
Dollars in Millions		Ended September 30,		Ended September 30,

		2000	1999	2000	1999

Foods:

U.S. and Canadian		$669.1	$658.8	$127.5	$110.0

Latin American		85.3	76.8	5.7	4.8

Other (c)		54.0	55.1	7.6	6.3

Total Foods		808.4	790.7	140.8	121.1

Beverages:

U.S. and Canadian		561.1	498.7	112.1	118.4

Latin American		74.0	61.0	10.0	5.4

Other (c)		31.6	33.6	0.6	0.6

Total Beverages		666.7	593.3	122.7	124.4

Total Sales/Operating Income		$1,475.1	$1,384.0	263.5	245.5

Less:	Reserve adjustment (gains) and restructuring charges (d)(e)			(0.9)	6.6

General corporate expenses				5.0	8.9

Interest expense — net				8.2	12.5

Foreign exchange loss — net				1.9	3.4

Income before income taxes				$249.3	$214.1

(a)	Intersegment revenue is not material.

(b)	Business segment operating results exclude restructuring charges and restructuring and divestiture reserve adjustments and certain other expenses not allocated to business segments such as income taxes, general corporate expenses and financing costs.

(c)	Other includes European and Asia/Pacific businesses.

(d)	2000 includes pretax restructuring charges of $4.2 million, net of pretax adjustments of $5.1 million to reduce prior restructuring and divestiture reserves.

(e)	1999 includes pretax restructuring charges of $6.7 million, net of a pretax adjustment of $0.1 million to reduce prior restructuring and divestiture reserves.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2000

Note 1 — Basis of Presentation

The condensed consolidated financial statements include The Quaker Oats Company and its subsidiaries (the Company). The condensed consolidated statements of income, reinvested earnings and comprehensive income for the nine and three months ended September 30, 2000 and 1999, the condensed consolidated balance sheet as of September 30, 2000, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2000, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s report to shareholders for the year ended December 31, 1999.

Certain previously reported amounts have been reclassified to conform to the current presentation.

Note 2 — Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 — Restructuring Charges, Asset Impairment Losses and Divestitures

Restructuring Plans

The current year consolidated operating results included restructuring charges of $67.2 million and asset impairment losses of $120.1 million related to current-year restructuring actions. Restructuring charges for the three months ended September 30, 2000, were $4.2 million.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2000

The following summarizes current-year charges taken by the Company related to restructuring plans:

	Three Months Ended	Nine Months Ended
Dollars in Millions	September 30, 2000	September 30, 2000

Supply chain reconfiguration project	$3.7	$59.0

Other U.S. organization alignments	0.5	8.2

Total Restructuring Charges	$4.2	$67.2

Asset Impairment Losses	—	120.1

Total	$4.2	$187.3

Supply Chain Reconfiguration Project
Charges of $179.1 million, $59.0 million of restructuring charges and $120.1 million of asset impairment losses, were recognized in the current year related to a supply chain reconfiguration project announced in September 1999. The three-year project to upgrade and optimize the Company’s manufacturing and distribution capabilities in North America involves the rationalization of U.S. and Canadian Foods operations, an expansion of U.S. beverage manufacturing and a reconfiguration of the Company’s food and beverage logistics network.

In the current year, the Company adopted plans to close two cereal manufacturing facilities and two distribution centers in the United States, which resulted in restructuring charges of $3.7 million in the current quarter and $59.0 million in the current year. The restructuring charges, primarily attributable to the Company’s U.S. and Canadian Foods operations, were comprised of severance and termination benefits and other shut-down costs.

In the current year, the Company recognized asset impairment losses of $120.1 million attributable to the U.S. and Canadian Foods operations. As a result of the negotiation of a significant contract manufacturing agreement and completion of decisional and effects bargaining required to close the two cereal manufacturing facilities, the Company evaluated the recoverability of its affected long-lived assets pursuant to the provisions of SFAS No. 121. The affected assets (land, buildings and production machinery and equipment) were determined to be held for use, as they are integral to the Company’s operations until the migration of production activity to other facilities is completed. Because the carrying value of the affected long-lived assets exceeded the projected future undiscounted cash flows, the Company was required to reduce the carrying value of the long-lived assets to fair value and recognize asset impairment losses. The fair value was determined based on analyses of the current fair market values of the affected assets.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2000

In total, the Company has recognized charges of $187.1 million, $179.1 million in the current year and $8.0 million in the prior year, related to this project. Additional charges are expected to range from $16 million to $31 million over the next two years, which would result in total charges of $203 million to $218 million for the project. Savings resulting from this project are expected to be approximately $18 million in the current year, from $40 million to $50 million in 2001 and from $60 million to $70 million annually beginning 2002 and going forward. Eighty percent of the savings are expected to be in cash.

Other U.S. Organization Alignments
During the current year, the Company also adopted plans to restructure its human resources department, close an administrative office in California and a small leased Gatorade manufacturing facility in Puerto Rico, and decentralize certain U.S. customer service functions. As a result of these actions, the Company eliminated approximately 55 positions. Restructuring charges of $0.5 million and $8.2 million were recognized in the current quarter and year, respectively, for severance and termination benefits and shut-down costs. Annual savings from these actions, approximately $10 million, began mid-year 2000 and are expected to be primarily in cash.

Restructuring and Divestiture Reserves

Consolidated operating results in the current quarter and year included adjustments of $5.1 million and $10.8 million, respectively, to reduce prior restructuring and divestiture reserves. For the three and nine months ended September 30, 1999, adjustments totaled $0.1 million and $3.4 million, respectively, to reduce prior restructuring and divestiture reserves. Adjustments to reserves in both years were primarily due to higher-than-anticipated proceeds on the sale of certain assets and other changes from previously estimated amounts.

Restructuring plans are proceeding as planned and remaining restructuring reserves of $52.6 million as of September 30, 2000, are considered adequate to cover committed restructuring actions. Restructuring reserve balances as of December 31, 1999, activity during the current year and restructuring reserve balances as of September 30, 2000, were as follows:

	December 31,	Amounts Charged					September 30,
	1999				Amounts	Amounts	2000
Dollars in Millions	Reserves	Cash	Non-Cash	Total	Utilized	Adjusted	Reserves

2000 Restructuring:

Severance and Termination benefits	$—	$43.6	$—	$43.6	$(6.9)	$—	$36.7

Other	—	19.7	4.0	23.7	(13.3)	—	10.4

Subtotal	$—	$63.3	$4.0	$67.3	$(20.2)	$—	$47.1

Prior Periods:

1997 – 1999 reserves	32.6	—	—	—	(19.1)	(8.0)	5.5

Total	$32.6	$63.3	$4.0	$67.3	$(39.3)	$(8.0)	$52.6

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2000

Divestiture

On March 1, 1999, the Company completed the sale of a Brazilian pasta business for $14.3 million and realized a pretax gain of $5.1 million.

Note 4 — Tax Adjustments

In 1999, the Company adjusted its previously recorded tax accruals and tax assets to reflect developments and information received in the first nine months of 1999. The net effect of these adjustments was to reduce the tax provision for the nine months ended September 30, 1999, by $46.1 million.

Note 5 — Litigation

The Company is a party to a number of lawsuits and claims, which it is vigorously defending. Such matters arise out of the normal course of business and relate to the Company’s past acquisition activity and other issues. Certain of these actions seek damages in large amounts. While the results of litigation cannot be predicted with certainty, management believes that the final outcome of such litigation will not have a material adverse effect on the Company’s consolidated financial position or results of operations. Changes in assumptions, as well as actual experience, could cause the estimates made by management to change.

Note 6 — Comprehensive Income

Total comprehensive income for the three months ended September 30, 2000 and 1999, was $155.8 million and $139.4 million, respectively. For the nine months ended September 30, 2000 and 1999, total comprehensive income was $299.6 million and $380.1 million, respectively. Total comprehensive income for the Company includes net income, foreign currency translation adjustments and unrealized gains on investments, net of tax. The components of accumulated other comprehensive income, net of tax, included in the condensed consolidated balance sheets as of September 30, 2000, and December 31, 1999, were:

	September 30,	December 31,
Dollars in Millions	2000	1999

Net foreign currency translation	$(108.8)	$(95.1)

Unrealized gain on securities available for sale	1.2	—

Accumulated other comprehensive income	$(107.6)	$(95.1)

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2000

Note 7 — Marketable Securities

During 2000, the Company made investments in marketable securities. These marketable securities are available for sale and consist primarily of investments in mutual funds. These investments are expected to be held less than twelve months and are classified as marketable securities in the condensed consolidated balance sheet. The Company recorded unrealized gains on its investments in marketable securities to adjust the carrying value of these investments to fair value. Unrealized gains were $1.2 million and $4.4 million as of September 30, 2000 and 1999, respectively. The unrealized gains were classified as a component of accumulated other comprehensive income and were included in other comprehensive income.

Note 8 — Lease Commitments

In March 2000, the Company signed a ten-year lease for office space in a new headquarters building to be constructed in Chicago, Illinois. This new site is intended to replace the Company’s current Chicago headquarters, which is leased through August of 2002. The new Chicago headquarters is currently in development and expected to be completed in 2002. The Company’s obligations under the lease are contingent upon completion of the building and satisfaction of certain other obligations by the lessor.

Note 9 — Current and Pending Accounting Changes

In July 2000, the Emerging Issues Task Force (EITF) issued its conclusion on EITF No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option.” The EITF concluded that the tax deduction received by the Company upon exercise of a nonqualified stock option by an employee should be classified in the statement of cash flows as a cash flow from operations and disclosed if material. This consensus is effective for the Company’s financial statements ended September 30, 2000. As a result, the Company updated the presentation of cash flows from operating activities to disclose this amount as a separate line item for the nine months ended September 30, 2000 and 1999.

In May 2000, the EITF issued its conclusion on EITF No. 00-14, “Accounting for Certain Sales Incentives.” The EITF concluded that certain coupon expenses should be reported as a reduction of sales rather than a marketing expense. The Company is currently required to adopt this change by December 2000 and restate prior periods. When adopted, the Company’s net sales will be reduced by certain sales incentives, resulting in lower net sales and a corresponding reduction in merchandising expenses. The amount of the reclassification has not been finalized. Earnings will not be affected by this change and operating margins will increase.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2000

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activity,” to amend SFAS No. 133. Collectively, these statements are intended to represent the comprehensive guidance on accounting for derivatives and hedging activities. These statements establish accounting and reporting standards requiring that certain derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. These statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative’s gains and losses to offset related results of the hedged item in the income statement, and require that the Company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company will be required to adopt these statements on January 1, 2001. When adopted, volatility in reported earnings and other comprehensive income of the Company could increase.

The Company is executing a detailed implementation plan to adopt these new hedge accounting standards. The project plan includes four phases: (1) planning, (2) testing, (3) documenting, and (4) reporting. The Company has completed the first two phases, and is currently in the process of completing the remaining two phases. In the planning phase, the Company completed an initial inventory of its derivative instruments, reviewed its hedging and risk management strategies and assessed the information systems requirements for tracking the hedge effectiveness of derivative instruments. In the testing stage, the Company performed a detailed review of selected contracts and tested hedge effectiveness in certain prior periods to estimate the potential impact of this accounting change to reported earnings. For the periods tested, the impact of adopting these new standards was not material to those periods. In the third stage, the Company will ensure that the appropriate documentation is completed to support those derivative instruments qualifying for hedge accounting treatment on January 1, 2001. During the fourth phase, the Company will calculate the impact of adopting these new standards based on instruments held on January 1, 2001, and ensure that all necessary policies, procedures and systems are operating as designed.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2000

Note 10 — Derivative Financial and Commodity Instruments

The Company actively monitors its exposure to commodity price, foreign currency exchange rate and interest rate risks and uses derivative financial and commodity instruments to manage the impact of certain risks. The Company’s policy is to use derivatives only for purposes of managing risks associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price, exchange rate or interest rate fluctuations alone, nor does it utilize instruments where there are not known or anticipated underlying exposures. Periodically, the Company evaluates using derivative financial instruments that, if implemented, may result in short-term gains or losses and increased earnings volatility. Complex instruments involving leverage or multipliers are not used. Management believes that its use of these instruments to manage risk is in the Company’s best interest.

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

Commodity Price Risk
The Company uses commodity futures and options to manage price exposures on commodity inventories or anticipated purchases of commodities. The deferral method is used to account for those instruments that effectively hedge the Company’s price exposures. For hedges of anticipated transactions, the significant characteristics and terms of the anticipated transaction must be identified, and the transaction must be probable of occurring to qualify for deferral method accounting. Under the deferral method, gains and losses on derivative instruments are deferred in the condensed consolidated balance sheets as a component of other current assets (if a loss) or other current liabilities (if a gain) until the underlying inventory being hedged is sold. As the hedged inventory is sold, the deferred gains and losses are recognized in the condensed consolidated statements of income as a component of cost of goods sold. Derivative instruments that do not meet the above criteria required for deferral treatment are accounted for under the fair value method with gains and losses recognized currently in the condensed consolidated statements of income as a component of cost of goods sold.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2000

Foreign Currency Exchange Rate Risk
The Company uses forward contracts, purchased options and currency swap agreements to manage foreign currency exchange rate risk related to projected operating income from foreign operations and net investments in foreign subsidiaries. The fair value method is used to account for these instruments. Under the fair value method, the instruments are carried at fair value in the condensed consolidated balance sheets as a component of other current assets (deferred expense) or other current liabilities (deferred income). Changes in the fair value of derivative instruments which are used to manage exchange rate risk in foreign-currency denominated operating income and net investments in highly inflationary economies are recognized in the condensed consolidated statements of income as foreign exchange loss or gain. Changes in the fair value of such instruments used to manage exchange rate risk on net investments in economies that are not highly inflationary are recognized in the condensed consolidated balance sheets as a component of the cumulative translation adjustment in common shareholders’ equity and are included in comprehensive income. To the extent an instrument is no longer effective as a hedge of a net investment due to a change in the underlying exposure, gains and losses are recognized currently in the condensed consolidated statements of income as foreign exchange loss or gain.

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

In September 2000, the Company entered into an interest rate swap agreement with a notional value of $13.4 million, to exchange fixed for floating-rate debt. This agreement matures in May 2006.

In 1999, the Company entered into cancelable interest rate swap agreements with a notional value of $80.0 million, to exchange fixed for floating-rate debt. The counterparties have options to cancel these agreements in November and December 2000; otherwise, they will mature in 2003 and 2005 for $20.0 million and $60.0 million, respectively.

Note 11 — Share Repurchases

During the current year, the Company repurchased 3.5 million shares of its outstanding common stock for $230.9 million. Of the total shares repurchased, 1.8 million shares were repurchased during the current quarter for $127.0 million. As of September 30, 2000, the Company had repurchased $865.8 million under the $1 billion repurchase program announced in March 1998.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2000

Note 12 — Earnings Per Share

Reconciliations of basic earnings per share (EPS) to diluted EPS were as follows:

Dollars in Millions (Except Per Share Data)
Shares in Thousands	Nine Months Ended September 30,

	2000		1999

	Income	Shares	Income	Shares

Net income	$312.1		$396.0

Less: Preferred dividends — net of tax	3.2		3.3

Net income available for common	$308.9	131,751	$392.7	134,466

Net income per common share	$2.34		$2.92

Net income available for common	$308.9	131,751	$392.7	134,466

Effect of dilutive securities:

Stock options	—	3,351	—	3,636

Non-vested awards	—	225	—	228

ESOP Convertible Preferred Stock	1.4	1,923	1.5	2,059

	$310.3	137,250	$394.2	140,389

Net income per common share — Diluted	$2.26		$2.81

The decrease in average common shares outstanding at September 30, 2000, compared to September 30, 1999, reflects the continuation of the Company’s share repurchase program, partly offset by the exercise of employee stock options.

As of September 30, 2000 and 1999, certain stock options were excluded from the computation of diluted EPS because the exercise prices were higher than the average market price.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Quaker Oats Company is an international marketer and manufacturer of foods and beverages. Its major brands include: Gatorade thirst quencher; Quaker cereals and grain-based snacks; Rice-A-Roni, Pasta Roni and Near East side dishes; and Aunt Jemima mixes and syrups.

Results for the third quarter and nine months ended September 30, 2000, are discussed on a consolidated basis and then by regional Foods, Beverages and Divested operating segments. In determining operating segment income or loss, restructuring charges, asset impairment losses, divestiture gains and losses and certain other expenses, such as income taxes, general corporate expenses and financing costs, are not allocated to operating segments. See “Restructuring Charges and Asset Impairment Losses” for a discussion of the Company’s current restructuring plans. See “Liquidity and Capital Resources” for a discussion of changes in financial condition for the first nine months of 2000.

Three Months Ended September 30, 2000 Compared with
Three Months Ended September 30, 1999

Consolidated pound volume and net sales for the three months ended September 30, 2000 (current quarter) increased 8 percent and 7 percent, respectively. In the current quarter, total Beverages sales increased 12 percent to $666.7 million and total Foods sales increased 2 percent to $808.4 million. Negative foreign currency exchange rate fluctuations, particularly in Europe, and certain price increases affected the comparison of current quarter net sales to the third quarter of 1999 for several business segments. However, on a consolidated basis the net impact of these changes was not material.

Consolidated gross profit margin decreased slightly to 56.3 percent, from 56.6 percent in the third quarter of 1999, due to increased plastic bottle (P.E.T. resin) and transportation costs for U.S. and Canadian Beverages. This decline was partly offset by margin improvements, primarily for U.S. and Canadian Foods.

Selling, general and administrative (SG&A) expenses increased $25.6 million, or 5 percent. However, SG&A expenses declined as a percentage of sales to 38.7 percent from 39.5 percent in the third quarter of 1999. Advertising and merchandising (A&M) expenses increased 6 percent in the quarter, which was slightly less than overall sales growth. A&M spending levels increased for U.S. and Canadian Beverages to support the continued regional introduction of Propel fitness water, while spending decreased for U.S. and Canadian Foods, primarily driven by reductions for ready-to-eat cereals.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Benefit costs, reported in SG&A expense and cost of goods sold, were lower by a total of $8.1 million related to the Company’s U.S. pension plan.

In the current quarter, restructuring charges of $4.2 million were more than offset by income of $5.1 million to adjust prior restructuring and divestiture reserves. The adjustments to reserves primarily related to differences between actual and previously estimated costs. In the third quarter of 1999, the Company recorded restructuring charges of $6.7 million related to the supply chain reconfiguration project and income of $0.1 million to reduce divestiture reserves.

Net financing costs (net interest expense and foreign exchange gains and losses) decreased $5.8 million in the current quarter, primarily due to lower debt levels and higher interest income. Net foreign exchange loss in the current quarter was $1.9 million compared to $3.4 million in the third quarter of 1999.

The Company’s third-quarter effective tax rate was 36.1 percent in the current and prior year, excluding the tax effects of restructuring charges, asset impairments and gain on divestiture.

Operating Segment Results

Business segment operating income increased 7 percent to $263.5 million, from $245.5 million in the third quarter of 1999, primarily driven by U.S. and Canadian Foods. Operating margin increased slightly to 17.9 percent compared to 17.7 percent.

Foods
U.S. and Canadian Foods — Volume was flat and net sales increased 2 percent, while operating income increased 16 percent. Solid sales growth for snacks, hot cereals, mixes and syrups, and Canadian foods were largely offset by declines in ready-to-eat cereals and rice and pasta. Snacks achieved double-digit sales growth because of popular new flavors of Quaker Chewy granola bars, Quaker Fruit & Oatmeal bars and Quaker Crispy Mini’s rice snacks. New hot cereal products were launched for the upcoming hot cereals season. These included: Quaker Instant Oatmeal Express microwaveable cups, two new flavors of Instant Quaker Oatmeal and a Quaker Instant Oatmeal Nutrition for Women line in test markets on the east coast. Although sales for ready-to-eat cereals declined, its profits increased because of manufacturing efficiencies and lower marketing spending.

In total, U.S. and Canadian Foods operating income increased $17.5 million to $127.5 million, driven by sales growth across many key product lines and increased profits for ready-to-eat cereals. Operating margins expanded to 19.1 percent from 16.7 percent in the third quarter of 1999, reflecting savings from supply chain cost management initiatives and lower marketing spending.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Latin American Foods — Volume and net sales increased 4 percent and 11 percent, respectively, reflecting strong growth in Brazil, led by ToddYnho chocolate beverages. Sales and operating income were also favorably affected by higher prices compared to the third quarter of 1999. Operating income increased $0.9 million to $5.7 million.

Other Foods — Volume increased 4 percent while net sales decreased 2 percent, reflecting the negative effects of foreign currency fluctuations in Europe. Excluding the impact of foreign currency fluctuations, European food sales increased, in part due to the introduction of new snack products. In Asia, volume increased and net sales and operating income declined slightly. In total, operating income increased $1.3 million to $7.6 million.

Beverages
U.S. and Canadian Beverages — Volume and net sales increased 11 percent and 13 percent, respectively. Sales of new flavors and multiple packs along with new points of distribution for Gatorade thirst quencher all contributed to the strong growth in the quarter. In addition, the introduction of a new product, Propel fitness water, contributed 1 percentage point to growth in the current quarter.

Operating income of $112.1 million declined 5 percent compared to $118.4 million in the third quarter of 1999. This decrease reflects the Company’s investment in the regional introduction of Propel fitness water. Marketing spending as a percentage of sales rose, partly to support Propel fitness water as well as new Gatorade multiple packs, contributing to a 24 percent increase in A&M expenses. Gross margin declined as the impact of higher plastic bottle (P.E.T. resin) and transportation costs was only partly mitigated by pricing on certain package sizes. Therefore, operating margins decreased to 20.0 percent from 23.7 percent in the third quarter of 1999.

Latin American Beverages — Volume and net sales increased 11 percent and 21 percent, respectively, driven by double-digit growth of Gatorade thirst quencher in Mexico and higher prices compared to the third quarter of 1999. Operating income increased $4.6 million to $10.0 million.

Other Beverages — Gatorade volume increased 14 percent, while net sales decreased 6 percent, reflecting a decline in dollar revenues from Europe due to the negative effects of foreign currency fluctuations. However, European beverage volume growth was strong. In Asia, where the Company has been investing to grow the Gatorade business in China, volume and net sales growth resulted in lower operating losses compared to the third quarter of 1999. In total, operating income of $0.6 million was even with the third quarter of 1999.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000 Compared with
Nine Months Ended September 30, 1999

Consolidated pound volume and net sales for the nine months ended September 30, 2000 (current year) increased 10 percent and 7 percent, respectively, from the nine months ended September 30, 1999. Total Beverages sales increased 15 percent to $1.82 billion and total Foods sales increased 2 percent to $2.23 billion. Negative foreign currency exchange rate fluctuations, particularly in Europe, and certain price increases affected the comparison of current year net sales to the first nine months of 1999 for several business segments. However, on a consolidated basis the net impact of these changes was not material.

Consolidated gross profit margin of 55.4 percent in the current year was even with the first nine months of 1999. A decline in U.S. and Canadian Beverages gross margin, due to increased plastic bottle (P.E.T. resin) and transportation costs, was offset by margin improvements, primarily within the U.S. and Canadian Foods business.

SG&A expenses increased $61.7 million, or 4 percent, due to a 7 percent increase in A&M expenses. However, total A&M spending as a percentage of sales remained even with the first nine months of 1999. Excluding A&M spending, SG&A expenses decreased as a result of cost savings and a reduction in U.S. pension costs.

Benefit costs, reported in SG&A expense and cost of goods sold, were lower by a total of $23.5 million related to the Company’s U.S. pension plan.

In the current year, the Company recognized restructuring charges of $67.2 million and asset impairment losses of $120.1 million, primarily related to the supply chain reconfiguration project. These charges were partly offset by income of $10.8 million related to the reduction of prior restructuring and divestiture reserves. In the first nine months of 1999, the Company recognized a gain of $5.1 million on the sale of a Brazilian pasta business, income of $3.4 million to reduce prior divestiture and restructuring reserves and restructuring charges of $6.7 million. The adjustments to reserves were due to higher-than-anticipated proceeds from the sale of certain assets and other changes from previously estimated amounts.

Net financing costs (net interest expense and foreign exchange losses) decreased $23.1 million in the first nine months of 2000. Net foreign exchange losses decreased $15.6 million, as the Brazilian real remained relatively stable in 2000 compared to the severe devaluation in the first quarter of 1999. Net interest expense decreased $7.5 million, primarily because of lower long-term debt balances.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s effective tax rate for the first nine months of the current and prior year was 36.1 percent, excluding the tax effects of restructuring charges, asset impairments and gain on divestiture, and tax adjustments in the first nine months of 1999. The tax adjustments were made to reduce previously recorded tax accruals and tax assets and resulted in a $46.1 million reduction in the tax provision in the first nine months of 1999.

Operating Segment Results

Business segment operating income increased 13 percent to $706.3 million from $627.6 million in the first nine months of 1999. Operating margin increased to 17.5 percent compared to 16.6 percent.

Foods
U.S. and Canadian Foods — Volume declined 1 percent and net sales increased 1 percent, while operating income grew 20 percent, reflecting mixed results from individual product lines. Sales increased for snacks, hot cereals, syrups and mixes and Canadian foods, and decreased for ready-to-eat cereals and rice and pasta. New Quaker Chewy granola bar flavors and Quaker Crispy Mini’s rice snacks drove double-digit growth in snacks. Sales growth in hot cereals primarily reflects current-quarter new product introductions for the upcoming hot cereals season. Although ready-to-eat cereal sales declined amid heavy price competition, profits grew because of greater manufacturing efficiencies and lower marketing spending.

In total, U.S. and Canadian Foods operating income increased $59.8 million to $354.5 million, as operating income increased for all major product lines. Operating margin expanded to 19.5 percent, from 16.4 percent in the first nine months of 1999, due to lower overhead costs, savings from supply chain cost management initiatives and a lower rate of A&M spending.

Latin American Foods — Volume and net sales increased 11 percent and 13 percent, respectively, reflecting strong growth in most countries in the region, led by sales of ToddYnho chocolate beverages in Brazil. Operating income increased $4.1 million to $20.9 million.

Other Foods — Volume increased 2 percent, while net sales decreased 2 percent. Operating income of $20.4 million was even with the first nine months of 1999. In Asia, hot cereal volume and sales growth and lower overhead expenses drove increased operating income. In Europe, volume was flat and net sales declined due to the negative impact of foreign currency fluctuations. Excluding the impact of foreign currency fluctuations, European food sales increased. Operating income in Europe declined due to increased A&M spending to introduce new snack products.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Beverages
U.S. and Canadian Beverages — Volume and net sales grew 14 percent and 15 percent, respectively. Compared to last year, two new flavors of Gatorade Fierce, new multiple packs and new points of distribution drove Gatorade thirst quencher growth. In addition, the regional introduction of Propel fitness water, now available in about 25 percent of the United States, contributed 1 percentage point to sales growth in the current year.

Operating income grew $3.3 million, or 1 percent, to $285.7 million, as operating margins declined to 18.9 percent, from 21.5 percent in the first nine months of 1999. A&M spending as a percentage of sales rose, partly to support new products, flavors and packages. Gross margin declined as the impact of higher plastic bottle (P.E.T. resin) and transportation costs was only partly mitigated by pricing on certain package sizes.

Latin American Beverages — Volume and net sales increased 12 percent and 19 percent, respectively, primarily driven by double-digit sales growth of Gatorade thirst quencher in Mexico. Operating income increased $9.8 million to $25.3 million in the current year.

Other Beverages — Volume increased 19 percent. However, because of negative foreign currency fluctuations in Europe, net sales were essentially even with the first nine months of 1999. In Europe, volume growth was strong while net sales declined. In Asia, where the Company has been investing to grow the Gatorade business in China, volume and net sales grew and operating losses declined compared to the first nine months of 1999. As a result, operating losses for Other Beverages decreased $1.7 million to $0.5 million.

Divested
1999 operating results included $6.7 million in net sales from a Brazilian pasta business divested on March 1, 1999.

Restructuring Charges and Asset Impairment Losses

The current year consolidated operating results included restructuring charges of $67.2 million and asset impairment losses of $120.1 million related to current-year restructuring actions. Restructuring plans are proceeding as planned and remaining restructuring reserves of $52.6 million as of September 30, 2000, are considered adequate to cover committed restructuring actions. See Note 3 on page 11 for additional information on reserve balances.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following summarizes current-year charges taken by the Company related to restructuring plans:

	Three Months Ended	Nine Months Ended
Dollars in Millions	September 30, 2000	September 30, 2000

Supply chain reconfiguration project	$3.7	$59.0

Other U.S. organization alignments	0.5	8.2

Total Restructuring Charges	$4.2	$67.2

Asset Impairment Losses	—	120.1

Total	$4.2	$187.3

Supply Chain Reconfiguration Project
Charges of $179.1 million, $59.0 million of restructuring charges and $120.1 million of asset impairment losses, were recognized in the current year related to a supply chain reconfiguration project announced in September 1999. The three-year project to upgrade and optimize the Company’s manufacturing and distribution capabilities in North America involves the rationalization of U.S. and Canadian Foods operations, an expansion of U.S. beverage manufacturing and a reconfiguration of the Company’s food and beverage logistics network.

In the current year, the Company adopted plans to close two cereal manufacturing facilities and two distribution centers in the United States, which resulted in restructuring charges of $3.7 million in the current quarter and $59.0 million in the current year. The restructuring charges, primarily attributable to the Company’s U.S. and Canadian Foods operations, were comprised of severance and termination benefits and other shut-down costs.

In the current year, the Company recognized asset impairment losses of $120.1 million attributable to the U.S. and Canadian Foods operations. As a result of the negotiation of a significant contract manufacturing agreement and completion of decisional and effects bargaining required to close the two cereal manufacturing facilities, the Company evaluated the recoverability of its affected long-lived assets pursuant to the provisions of SFAS No. 121. The affected assets (land, buildings and production machinery and equipment) were determined to be held for use, as they are integral to the Company’s operations until the migration of production activity to other facilities is completed. Because the carrying value of the affected long-lived assets exceeded the projected future undiscounted cash flows, the Company was required to reduce the carrying value of the long-lived assets to fair value and recognize asset impairment losses. The fair value was determined based on analyses of the current fair market values of the affected assets.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In total, the Company has recognized charges of $187.1 million, $179.1 million in the current year and $8.0 million in the prior year, related to this project. Additional charges are expected to range from $16 million to $31 million over the next two years, which would result in total charges of $203 million to $218 million for the project. Savings resulting from this project are expected to be approximately $18 million in the current year, from $40 million to $50 million in 2001 and from $60 million to $70 million annually beginning 2002 and going forward. Eighty percent of the savings are expected to be in cash.

Other U.S. Organization Alignments
During the current year, the Company also adopted plans to restructure its human resources department, close an administrative office in California and a small leased Gatorade manufacturing facility in Puerto Rico, and decentralize certain U.S. customer service functions. As a result of these actions, the Company eliminated approximately 55 positions. Restructuring charges of $0.5 million and $8.2 million were recognized in the current quarter and year, respectively, for severance and termination benefits and shutdown costs. Annual savings from these actions, approximately $10 million, began mid-year 2000 and are expected to be primarily in cash.

Liquidity and Capital Resources

Net cash provided by operating activities was $511.7 million, a decrease of $95.7 million from the first nine months of 1999, reflecting higher working capital levels as of September 30, 2000.

Capital expenditures in the first nine months of the current and prior year were $198.7 million and $132.6 million, respectively. The increased level of capital expenditures is expected to continue during the remainder of the year as the Company adds Gatorade production capacity and undertakes cost-reduction projects. The Company expects that capital expenditures and cash dividends for the remainder of the year will be financed through a combination of cash flow from operating activities, and the use of cash and marketable securities.

Net cash used in investing activities in the current year included the Company’s purchases of marketable securities of $354.1 million and sales of marketable securities of $232.1 million. The first nine months of 1999 included purchases of marketable securities of $185.1 million and divestiture proceeds of $14.3 million from the sale of a Brazilian pasta business.

Financing activities used cash of $363.5 million and $419.9 million in the first nine months of the current and prior year, respectively, primarily to repurchase shares, pay dividends and reduce debt. The Company used cash of $235.8 million and $277.0 million to repurchase common shares in the first nine months of the current and prior year, respectively. Cash of $104.5 million provided by treasury stock issued in the current year increased from $66.8 million in the first nine months of 1999, primarily due to increased stock option exercises.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the current year, the Company repurchased 3.5 million shares of its outstanding common stock for $230.9 million under the $1 billion repurchase program announced in March 1998. As of September 30, 2000, the Company’s total repurchases under this program were $865.8 million.

Short-term and long-term debt (total debt) as of September 30, 2000, was $761.0 million, a decrease of $108.5 million from December 31, 1999. Amounts available under revolving credit facilities and commercial paper ratings were unchanged in the current year. The Company’s long-term debt ratings are as follows: Fitch (A-, upgraded from BBB+ in March 2000); Moody’s (A3, upgraded from Baa1 in April 2000); and Standard & Poor’s (A-, upgraded from BBB+ in May 2000).

Derivative Financial and Commodity Instruments

The Company actively monitors its exposure to commodity price, foreign currency exchange rate and interest rate risks and uses derivative financial and commodity instruments to manage the impact of certain risks. The Company’s policy is to use derivative instruments only for purposes of managing risks associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price, exchange rate or interest rate fluctuations alone, nor does it utilize instruments where there are not known or anticipated underlying exposures. Periodically, the Company evaluates using derivative financial instruments that, if implemented, may result in short-term gains or losses and increased earnings volatility. Complex instruments involving leverage or multipliers are not used. Management believes that its use of these instruments to manage risk is in the Company’s best interest.

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity or financial instrument, assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices, if available. The results of the sensitivity analyses as of      September 30, 2000, did not differ materially from the amounts reported as of December 31, 1999. Actual changes in market prices or rates may differ from hypothetical changes.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current and Pending Accounting Changes

In July 2000, the Emerging Issues Task Force (EITF) issued its conclusion on EITF No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option.” The EITF concluded that the tax deduction received by the Company upon exercise of a nonqualified stock option by an employee should be classified in the statement of cash flows as a cash flow from operations and disclosed if material. This consensus is effective for the Company’s financial statements ended September 30, 2000. As a result, the Company updated the presentation of cash flows from operating activities to disclose this amount as a separate line item for the nine months ended September 30, 2000 and 1999.

In May 2000, the EITF issued its conclusion on EITF No. 00-14, “Accounting for Certain Sales Incentives.” The EITF concluded that certain coupon expenses should be reported as a reduction of sales rather than a marketing expense. The Company is currently required to adopt this change by December 2000 and restate prior periods. When adopted, the Company’s net sales will be reduced by certain sales incentives, resulting in lower net sales and a corresponding reduction in merchandising expenses. The amount of the reclassification has not been finalized. Earnings will not be affected by this change and operating margins will increase.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activity,” to amend SFAS No. 133. Collectively, these statements are intended to represent the comprehensive guidance on accounting for derivatives and hedging activities. These statements establish accounting and reporting standards requiring that certain derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. These statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative’s gains and losses to offset related results of the hedged item in the income statement, and require that the Company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company will be required to adopt these statements on January 1, 2001. When adopted, volatility in reported earnings and other comprehensive income of the Company could increase.

THE QUAKER OATS COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is executing a detailed implementation plan to adopt these new hedge accounting standards. The project plan includes four phases: (1) planning, (2) testing, (3) documenting, and (4) reporting. The Company has completed the first two phases, and is currently in the process of completing the remaining two phases. In the planning phase, the Company completed an initial inventory of its derivative instruments, reviewed its hedging and risk management strategies and assessed the information systems requirements for tracking the hedge effectiveness of derivative instruments. In the testing stage, the Company performed a detailed review of selected contracts and tested hedge effectiveness in certain prior periods to estimate the potential impact of this accounting change to reported earnings. For the periods tested, the impact of adopting these new standards was not material to those periods. In the third stage, the Company will ensure that the appropriate documentation is completed to support those derivative instruments qualifying for hedge accounting treatment on January 1, 2001. During the fourth phase, the Company will calculate the impact of adopting these new standards based on instruments held on January 1, 2001, and ensure that all necessary policies, procedures and systems are operating as designed.

Cautionary Statement on Forward-Looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management’s Discussion and Analysis. Statements that are not historical facts, including statements about expectations or projected results, are forward-looking statements. The Company’s results may differ materially from those suggested by the forward-looking statements. Forward-looking statements are based on management’s current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by factors such as: actions of competitors; changes in laws and regulations (including changes in governmental interpretations of regulations and changes in accounting standards); customer and consumer demand (including customer and consumer responses to marketing); effectiveness of spending, investments or programs (including cost-reduction projects); changes in market prices or rates; fluctuations in the cost and availability of supply chain resources; foreign economic conditions (including currency rate fluctuations), and with respect to Latin America, the fact that the majority of this business is concentrated in Brazil, Mexico and Venezuela; weather; and the ability of the Company to execute manufacturing, distribution and outsourcing initiatives and plant consolidations. In addition, capital expenditures and cash dividends may be affected by the amount of cash flow from operating activities; and the Company’s market risk exposures may be affected by actual changes in market prices of derivative financial and commodity instruments if actual changes differ from the hypothetical changes used in sensitivity analyses. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to update them.

PART II — OTHER INFORMATION

Item 1	Legal Proceedings

Note 2 in Part I is incorporated by reference herein.

Item 6	Exhibits and Reports on Form 8-K

Item 6(a)	See Exhibit Index.

Item 6(b)	Reports on form 8-K
Form 8-K was filed on October 30, 2000, under Item 9, Informational Filing under Regulation FD, to confirm that it took prices up on certain packs of Gatorade thirst quencher in the U.S. during the past beverage season to cover higher P.E.T. resin (plastic bottles) and transportation costs. The Company does not disclose specific details on pricing actions. These actions do not change the Company’s outlook for the current quarter, or the fiscal year.

All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 2000, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Quaker Oats Company

(Registrant)

Date: November 6, 2000	/s/ Terence D. Martin

Terence D. Martin

Senior Vice President — Finance

and Chief Financial Officer

Date: November 6, 2000	/s/ William G. Barker

William G. Barker

Vice President and

Corporate Controller

EXHIBIT INDEX

Exhibit		Paper (P) or
Number	Description	Electronic (E)

27	Financial Data Schedule	E

99	Third Quarter 2000 Earnings Release	E