Form 10-K405
period 2000-12-31
QUAKER OATS CO
filed 2001-02-16
CIK 81371

--------------------------------------------------------------------------------

                                             [QUAKER LOGO]

--------------------------------------------------------------------------------
                                             THE QUAKER OATS
                                             COMPANY
                                             FORM 10-K
                                             ANNUAL REPORT
                                             2000
                                             Fiscal Year Ended December 31, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 [QUAKER LOGO]

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          COMMISSION FILE NUMBER 1-12

                            THE QUAKER OATS COMPANY
             (Exact name of registrant as specified in its charter)

                                   NEW JERSEY
                        (State or other jurisdiction of
                         incorporation or organization)
                                  QUAKER TOWER
                       P.O. BOX 049001 CHICAGO, ILLINOIS
                    (Address of principal executive office)
                                   36-1655315
                                (I.R.S. Employer
                              Identification No.)
                                   60604-9001
                                   (Zip Code)

       Registrant's telephone number, including area code: (312) 222-7111
          Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------       --------------------------------------------
       Common Stock ($5.00 Par Value)                        New York Stock Exchange
                                                              Chicago Stock Exchange

      Preferred Stock Purchase Rights                        New York Stock Exchange
                                                              Chicago Stock Exchange

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of Common Stock held by non-affiliates of the registrant as of the close of business on January 31, 2001, was $12,533,657,990. The liquidation value of Series B ESOP Convertible Preferred Stock, all of which is held in The Quaker 401(k) Plan for Salaried Employees, at the close of business on January 31, 2001, totaled $172,750,750, plus related dividends. The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on January 31, 2001, was 131,933,242.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I
     ITEM 1.     Business....................................................      1-3
     ITEM 2.     Properties..................................................        3
     ITEM 3.     Legal Proceedings...........................................        4
     ITEM 4.     Submission of Matters to a Vote of Security-Holders.........        4
PART II
     ITEM 5.     Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................        5
     ITEM 6.     Selected Financial Data.....................................        5
     ITEM 7.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................     6-17
     ITEM 7A.    Quantitative and Qualitative Disclosures about Market
                 Risk........................................................       17
     ITEM 8.     Financial Statements and Supplementary Data.................    18-54
     ITEM 9.     Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................       54
PART III
     ITEM 10.    Directors and Executive Officers of the Registrant..........    55-57
     ITEM 11.    Executive Compensation......................................    57-64
     ITEM 12.    Security Ownership of Certain Beneficial Owners and
                 Management..................................................    65-66
     ITEM 13.    Certain Relationships and Related Transactions..............       66
PART IV
     ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form
                 8-K.........................................................       67
SIGNATURES...................................................................       68
EXHIBIT INDEX

                                     PART I

ITEM 1.  BUSINESS

(A) GENERAL DEVELOPMENTS OF BUSINESS

     The Quaker Oats Company and Subsidiaries (Company) is an international manufacturer and marketer of food and beverage products.

     On December 2, 2000, the Company, PepsiCo, Inc. (PepsiCo) and BeverageCo, Inc., a direct wholly-owned subsidiary of PepsiCo, entered into a merger agreement (the merger agreement). Pursuant to the merger agreement and subject to the terms and conditions set forth therein, the Company will merge with BeverageCo, Inc. and become a wholly-owned subsidiary of PepsiCo. The merger is a stock-for-stock transaction intended to be tax-free and accounted for as a pooling of interests. The merger agreement has been approved by the boards of directors of each company and is subject to approval by PepsiCo and Quaker shareholders, certain regulatory approvals and satisfaction of other closing conditions.

     In 2000, the Company and Novartis Consumer Health, Inc. formed a joint venture, Altus Food Company, LLC (Altus), to develop and market functional food brands in North America. The Company holds a 50 percent interest in this new company, which is accounted for using the equity method of accounting.

     The information set forth under the captions "Note 2, Restructuring Charges, Asset Impairment Losses and Divestitures" and "Note 18, Proposed Merger with PepsiCo," found under Item 8 of this Form 10-K, is incorporated herein by reference.

(B) FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

     The information set forth under the captions "Operating Segment Information," "Operating Segment Data" and "Enterprise and Geographic Information," found under Item 8 of this Form 10-K, is incorporated herein by reference.

(C) DESCRIPTION OF BUSINESS

BUSINESS SEGMENT DESCRIPTIONS

     Business segment operating results may be affected by certain risk factors, which are discussed in more detail in Item 7 of this Form 10-K. The information set forth under the caption "Cautionary Statement on Forward-Looking Statements," found under Item 7 of this Form 10-K, is incorporated herein by reference.

     U.S. AND CANADIAN FOODS -- The Company is a major participant in the competitive packaged food industry in the United States and Canada and is a leading manufacturer of hot cereals, pancake syrups, grain-based snacks, cornmeal, hominy grits and flavored rice products. In the United States, the Company is the second-largest manufacturer of pancake mixes and flavored pasta products and is among the four largest manufacturers of ready-to-eat cereals.

     LATIN AMERICAN FOODS -- The Company manufactures and markets its products in many countries throughout Latin America and is broadly diversified by product line. Brazil and Mexico are the Company's largest Latin American markets, with smaller businesses in the Caribbean, Central America, Colombia, Argentina and Venezuela. The Company is the leading brand-name hot cereals producer in many countries and has other leading category positions for products in a number of countries. In Brazil, the Company is the leading producer of ready-to-drink chocolate beverages and the leading canned fish processor.

     OTHER FOODS -- The Company's European and Asia/Pacific foods businesses are broadly diversified geographically and primarily market cereals and grain-based snacks. The Company manufactures and markets its products in many countries throughout Europe and the Asia/Pacific region. It is the leading oat-based cereal producer in many European countries.

     U.S. AND CANADIAN BEVERAGES -- The Company is the leading manufacturer and distributor of sports beverages in the United States and Canada, with its Gatorade thirst quencher products accounting for about 85 percent of sales in the sports drink category. More than 65 percent of Gatorade sales occur in the second and third quarters during the spring and summer beverage season. Propel fitness water, a new beverage product line, is now available in 25 percent of the United States.

     LATIN AMERICAN BEVERAGES AND OTHER BEVERAGES -- The Company manufactures and markets Gatorade thirst quencher in Latin America, Europe and the Asia/Pacific region. The combined European and Asia/Pacific businesses are reported within the Company's Other Beverages business segment. Gatorade thirst quencher is sold in more than 55 countries and is the leading sports drink brand in Mexico, Argentina, Brazil, Venezuela, Colombia and Italy. Gatorade thirst quencher is also one of the leading sports drink brands in Korea and Australia, where it is sold through license arrangements.

GO-TO-MARKET INFORMATION

     The Company competes with a significant number of large and small companies on the basis of price, value, innovation, quality and convenience, among other attributes. The Company's food and beverage products are purchased by consumers through a wide range of distributors. In the United States and Canada, the Company utilizes both its own and broker sales forces and has multiple distribution centers, each of which carries an inventory of most of the Company's food and beverage products. The majority of international businesses use their own sales forces and distribution centers to sell and distribute food and beverage products. In certain foreign countries, the Company's products are manufactured or sold through license arrangements or third-party distributors. Sales to the Company's largest worldwide customer, Wal-Mart Corp. and its subsidiaries, including Sam's Club, accounted for approximately 12 percent of consolidated net sales in 2000.

TRADEMARKS

     The Company owns a number of trademarks and is not aware of any circumstances that could materially adversely affect the continued use of these trademarks. Among the most important of the domestic trademarks owned by the Company are: Quaker, Cap'n Crunch, Life, Quaker Toasted Oatmeal, Quaker 100% Natural, Quaker Oatmeal Squares and Mother's for breakfast cereals; Gatorade, Gatorade Fierce and Gatorade Frost for thirst-quenching beverages; Propel for fitness water; Gatorade for energy bars; Quaker, Quaker Chewy and Quaker Crispy Mini's for grain-based snacks; Rice-A-Roni and Near East for flavored rice and grain products; Pasta Roni for flavored pasta; Golden Grain and Mission for pasta; and Quaker and Aunt Jemima for mixes, syrups and corn goods. Many of the grocery product trademarks owned by the Company in the United States are also registered in foreign countries in which the Company does substantial business. Internationally, key trademarks owned include: Quaker, Quaker Oatso Simple, Cruesli, Honey Monster, Sugar Puffs and Scott's for breakfast cereals; Snack-A-Jacks for rice snacks; Coqueiro for canned fish; Toddy and ToddYnho for chocolate powder and beverages; FrescAvena for oat-based beverage powders; and Gatorade for thirst-quenching beverages.

RAW MATERIALS

     Raw materials used in manufacturing include oats, wheat, corn, rice, sweeteners, almonds, fruit, cocoa, vegetable oil and fish, as well as a variety of other raw and packaging materials. Key packaging materials include P.E.T. resin, used for plastic bottles, and cardboard. These products are purchased mainly in the open market. Supplies of all raw materials and packaging have been adequate and continuous.

EMPLOYEES

     The total number of Quaker employees as of December 31, 2000, was 11,858.

OTHER

     The information set forth under Item 7 and under the captions "Six-Year Selected Financial Data," "Note 11, Lease and Other Commitments," "Note 12, Supplementary Income Statement Information" and "Note 17, Quarterly Financial Data," found under Item 8 of this Form 10-K, is incorporated herein by reference.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The information set forth under the captions "Operating Segment Information," "Operating Segment Data" and "Enterprise and Geographic Information," found under Item 8 of this Form 10-K, is incorporated herein by reference.

ITEM 2.  PROPERTIES

     As of December 31, 2000, the Company operated 39 manufacturing plants in 11 states and 13 foreign countries and owned or leased distribution centers and sales offices in 14 states and 19 foreign countries.

                                                                FOODS    BEVERAGES    SHARED    TOTAL
                                                                -----    ---------    ------    -----
Owned and Leased Manufacturing Locations:
U.S. and Canadian...........................................      10          8         --        18
Latin American..............................................       8          3          1        12
Other.......................................................       6          3         --         9
                                                                 ---        ---        ---       ---
Owned and Leased Distribution Centers:
U.S. and Canadian...........................................      --         --          9         9
Latin American..............................................       3          1         15        19
Other.......................................................       1          3         --         4
                                                                 ---        ---        ---       ---
Owned and Leased Sales Offices:
U.S. and Canadian...........................................       4          3          6        13
Latin American..............................................       2         --         15        17
Other.......................................................       6          6          1        13
                                                                 ---        ---        ---       ---

     The Company owns a research and development laboratory in Barrington, Illinois, and leases corporate office space in downtown Chicago, Illinois. In March 2000, the Company signed a ten-year lease for office space in a new building to be constructed in Chicago, Illinois. This new site is intended to replace the Company's current Chicago headquarters, which is leased through August of 2002. The new Chicago office is currently in development and is expected to be completed in 2002. The Company's obligations under the lease are contingent upon completion of the building and satisfaction of certain other obligations by the lessor. Management believes that the manufacturing, distribution and office space owned and leased by the Company are suitable and appropriately utilized for the intended business purpose.

ITEM 3.  LEGAL PROCEEDINGS

     On November 10, 1994, two purported class actions commenced in the United States District Court for the District of New Jersey (the District Court) on behalf of all purchasers of the common stock of the Company during the period between September 1, 1994 and November 2, 1994 (the Weiner Action). On January 20, 1995, plaintiffs filed an amended consolidated class action complaint, and on May 2, 1995, plaintiffs filed a second amended consolidated class action complaint. As amended, the Weiner Action purports to be brought on behalf of all purchasers of the Company's common stock during the period between August 4, 1994 and November 1, 1994. Named as defendants are the Company and William D. Smithburg. Plaintiffs allege, among other things, that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company's disclosure concerning its earnings growth goals and indebtedness guideline. Damages in an unspecified amount are sought. On May 23, 1996, the District Court dismissed this action. On November 6, 1997, the United States Court of Appeals for the Third Circuit issued a decision in which it affirmed the District Court's dismissal of plaintiffs' claims relating to Quaker's earnings growth goals, and reversed the District Court's dismissal of plaintiffs' claims relating to Quaker's indebtedness guideline. The Court of Appeals remanded the action to the District Court for further proceedings in connection with plaintiffs' claims concerning Quaker's indebtedness guideline.

     On May 1, 1998, the case was transferred to the United States District Court for the Northern District of Illinois. On September 29, 1999, a class consisting of all individuals who purchased Quaker common stock during the period between August 4, 1994 and November 1, 1994 was certified. Factual discovery in the case has been completed. On November 9, 2000, Quaker's motion for summary judgment was denied. The Court has set a trial date for April 9, 2001.

     On November 3, 2000, a purported class action on behalf of shareholders of the Company was filed in the New Jersey Superior Court for Mercer County, naming as defendants the Company and the individual members of the Company's Board of Directors. The plaintiff alleges that the Company and the directors breached their fiduciary duty by failing to either accept an offer of PepsiCo, Inc. to purchase the Company, or to take other action to sell the Company. To date, no further action has been taken in connection with this case.

     The Company believes it has strong defenses to the actions described above. Although the ultimate outcome of the actions described above cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of the management of the Company that the resolution of these actions will not have a material adverse effect on the financial condition or the results of operations of the Company as set forth in the accompanying consolidated financial statements.

     The Company is also a party to a number of other lawsuits and claims, which it is vigorously defending. Such matters arise out of the normal course of business. While the results of litigation cannot be predicted with certainty, management believes that the final outcome of such litigation will not have a material effect on the Company's consolidated financial position or results of operations. Changes in assumptions, as well as actual experience, could cause the estimates made by management to change.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under Item 10 of this Form 10-K, listing the executive officers of the registrant, is incorporated herein by reference.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The New York Stock Exchange (NYSE) is the principle market in which the Company's common stock is traded. The Company's common stock is listed on the NYSE and the Chicago Stock Exchange under the ticker symbol OAT. The quarterly stock price information set forth under the caption "Note 17, Quarterly Financial Data," found under Item 8 of this Form 10-K, is incorporated herein by reference.

SHAREHOLDERS

     The number of shareholders of record at December 31, 2000, was 22,605.

DIVIDENDS

     The Company paid regular quarterly dividends of $0.285 per common share in 2000 and 1999.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Six-Year Selected Financial Data," found under Item 8 of this Form 10-K, is incorporated herein by reference.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROPOSED MERGER WITH PEPSICO

     On December 2, 2000, the Company, PepsiCo and BeverageCo, Inc., a direct wholly-owned subsidiary of PepsiCo, entered into a merger agreement. Pursuant to the merger agreement and subject to the terms and conditions set forth therein, the Company will merge with BeverageCo, Inc. and become a wholly-owned subsidiary of PepsiCo. The merger is a stock-for-stock transaction intended to be tax-free and accounted for as a pooling of interests. The merger agreement has been approved by the boards of directors of each company and is subject to approval by PepsiCo and Quaker shareholders, certain regulatory approvals and satisfaction of other closing conditions. Upon completion of the merger, holders of Quaker common stock will receive, for each share of Quaker common stock, 2.3 shares of PepsiCo common stock, subject to adjustment as described in the merger agreement. See Note 18, under Item 8 of this Form 10-K, for additional information. The following discussion of business results and forward-looking statements does not take into account business changes that may be made following the completion of the proposed merger with PepsiCo. The Company currently expects the merger to be completed in the first half of 2001.

INTRODUCTION

     The following discussion addresses the operating results and financial condition of the Company for the years ended December 31, 2000, 1999 and 1998. The Company divested a Brazilian pasta business in March 1999 and several businesses during 1998, including a soup-cup business and several food service businesses. As a result of these divestitures, 1999 to 1998 financial comparisons do not easily provide an understanding of the operating results of ongoing businesses. To assist in the understanding of operating results, this discussion will address total consolidated Company results, describe the impact of divested businesses and review the results of ongoing businesses by operating segment. Previously reported amounts have been restated to conform to the current presentation.

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, the discussion of results by business segment is consistent with how the Company's management assesses performance. The Company reports several foods, beverages and divested business segments. In determining the operating income or loss of each segment, restructuring charges, asset impairment losses, divestiture gains and losses and certain other expenses, such as income taxes, general corporate expenses and net financing costs, are not allocated to operating segments.

     The Company's foods business segments include a portfolio of food brands, which together represent approximately 60 percent of total business segment results. U.S. and Canadian Foods includes hot and ready-to-eat cereals, grain-based snacks, flavored rice and pasta, mixes, syrups, corn products and results from Altus. Latin American Foods includes Quaker brand cereals and snacks; Coqueiro brand canned fish; Toddy and ToddYnho chocolate powder and beverages; and FrescAvena oat-based beverage powders. Other Foods includes the combined results of the European and Asia/Pacific foods businesses. The Company's beverages segments primarily represent results from Gatorade thirst quencher, the Company's largest and fastest growing brand. U.S. and Canadian Beverages, Latin American Beverages and Other Beverages (the combined European and Asia/Pacific businesses) all include results from Gatorade thirst quencher. U.S. and Canadian Beverages also includes results from Propel fitness water. The Divested Businesses segment includes historical results for businesses that have been sold by the Company.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS -- (CONTINUED)

2000 COMPARED WITH 1999

     Consolidated volume and net sales increased 9 percent and 7 percent, respectively. Total Beverages sales increased 15 percent to $2.10 billion and total Foods sales increased 2 percent to $2.94 billion. Fluctuations in foreign currency exchange rates, particularly in Europe, and certain price increases affected the comparison of 2000 and 1999 net sales for several operating segments, as described in the operating segment results. However, on a consolidated basis, the net impact of these changes was not material.

       Ongoing Businesses Segment Sales Growth:

                                                                2000
                                                                ----
U.S. and Canadian Foods.....................................     1%
Latin American Foods........................................    12%
Other Foods.................................................    (3%)
Total Foods.................................................     2%
U.S. and Canadian Beverages.................................    15%
Latin American Beverages....................................    20%
Other Beverages.............................................    (2%)
Total Beverages.............................................    15%
Total.......................................................     7%

     The consolidated gross profit margin decreased slightly from 54.8 percent in 1999 to 54.6 percent in 2000, reflecting the impact of increased P.E.T. resin (used for plastic bottles) and transportation costs within the U.S. and Canadian Beverages business. These higher costs in 2000 were partly offset by price increases on selected beverage products, supply-chain management cost savings, primarily within the U.S. and Canadian Foods business, and lower U.S. employee benefit costs than in 1999. See Note 10 for more information on the Company's pension plans.

     Selling, general and administrative (SG&A) expenses increased $64.7 million, or 3 percent, which represented a decline in SG&A expenses as a percentage of sales. The largest component of SG&A expenses, advertising and merchandising (A&M), decreased as a percentage of sales from 28.0 percent in 1999 to 27.8 percent in 2000. A&M expenses totaled $1.40 billion and were $79.5 million, or 6 percent, greater than in 1999. The lower employee benefit costs, due to the Company's U.S. pension plan, and restructuring savings partly offset the increase in SG&A expenses in 2000.

     Consolidated operating results included expenses of $182.5 million in 2000 and income of $2.3 million in 1999, for restructuring charges, asset impairment losses and divestiture gains. The following summarizes the charges, net of reserve adjustments, recorded in 2000:

                                                                RESTRUCTURING      ASSET                       TOTAL
                                                                   CHARGES       IMPAIRMENT    DIVESTITURE    LOSSES
                                                                   (GAINS)         LOSSES        (GAINS)      (GAINS)
DOLLARS IN MILLIONS                                             -------------    ----------    -----------    -------
Supply chain reconfiguration project........................        $64.4          $120.1         $  --       $184.5
Other U.S. organization alignments..........................          9.4              --            --          9.4
Other Beverages Europe restructuring........................          0.4              --            --          0.4
                                                                    -----          ------         -----       ------
  Charges before reserve adjustments........................         74.2           120.1            --        194.3
                                                                    -----          ------         -----       ------
Adjustments to prior-period reserves........................         (9.0)             --          (2.8)       (11.8)
                                                                    -----          ------         -----       ------
Total.......................................................        $65.2          $120.1         $(2.8)      $182.5
                                                                    =====          ======         =====       ======

     SUPPLY CHAIN RECONFIGURATION PROJECT -- Total charges of $184.5 million were recognized in 2000 related to a supply chain reconfiguration project announced in September 1999. The three-year project to upgrade and optimize the Company's manufacturing and distribution capabilities in North America involves the rationalization of U.S. and Canadian Foods operations, an expansion of U.S. beverage manufacturing and a reconfiguration of the Company's food and beverage logistics network.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS -- (CONTINUED)

     In 2000, the Company adopted plans to close two cereal manufacturing facilities and two distribution centers in the United States, which resulted in restructuring charges of $64.4 million in 2000. The restructuring charges, primarily attributable to the Company's U.S. and Canadian Foods operations, were comprised of severance and termination benefits and other shut-down costs. In addition, the Company recognized asset impairment losses of $120.1 million attributable to the U.S. and Canadian Foods operations. As a result of the negotiation of a significant contract manufacturing agreement and completion of decisional and effects bargaining required to close the two cereal manufacturing facilities, the Company evaluated the recoverability of its affected long-lived assets pursuant to the provisions of SFAS No. 121. The affected assets (land, buildings and production machinery and equipment) were determined to be held for use, as they are integral to the Company's operations until the migration of production activity to other facilities is completed. Because the carrying value of the affected long-lived assets exceeded the projected future undiscounted cash flows, the Company was required to reduce the carrying value of the long-lived assets to fair value and recognize asset impairment losses. The fair value of affected assets was determined based on analyses of the current liquidation values of similar assets.

     As of December 31, 2000, the Company recognized total charges of $192.5 million, consisting of $184.5 million in 2000 and $8.0 million in 1999, related to this project. Total charges for this project are expected to be approximately $200 million, including additional charges expected to be recorded over the next two years. Ongoing cost savings resulting from this project were approximately $5 million in 1999 and rose approximately $13 million to approximately $18 million in 2000. Ongoing cost savings are expected to increase to approximately $40 million in 2001 and to reach the full amount of approximately $65 million annually beginning in 2002 and going forward. Eighty percent of the savings are expected to be in cash.

     OTHER 2000 RESTRUCTURING ACTIONS -- During 2000, the Company restructured its human resources department, closed an administrative office in California and a small leased Gatorade manufacturing facility in Puerto Rico, and decentralized certain U.S. customer service functions. As a result of these actions, the Company eliminated approximately 55 positions. Restructuring charges of $9.4 million were recognized in 2000 for severance and termination benefits and shut-down costs. Annual savings from these actions, approximately $10 million, began mid-year 2000 and are expected to be primarily in cash. The Company recognized restructuring charges of $0.4 million, primarily for severance benefits due to the elimination of several positions in Spain. Annual savings are not material. The Company continues to evaluate strategies and cost-savings initiatives, which could result in future charges.

     Net financing costs (net interest expense and foreign exchange losses) decreased $18.0 million in 2000. Net foreign exchange losses decreased $12.8 million, as the Brazilian real remained relatively stable in 2000 compared to the severe devaluation in the first quarter of 1999. Net interest expense decreased $5.2 million, primarily because of lower long-term debt balances.

     The Company's effective tax rate for 2000 and 1999 was 36.0 percent and
36.1 percent, respectively, excluding the tax effects of restructuring charges, asset impairment losses and divestiture gains, and tax adjustments in 1999. The tax adjustments were made to reduce previously recorded tax accruals and tax assets and resulted in a $59.3 million reduction in the tax provision in 1999.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS -- (CONTINUED)

OPERATING SEGMENT RESULTS

     Total segment operating income increased 14 percent, or $98.1 million, to $808.3 million in 2000. Business segment operating income margin expanded to 16 percent of sales from 15 percent of sales in 1999.

       Segment Operating Income (Loss):

                                                                                    PERCENT
                                                                 2000      1999     CHANGE
DOLLARS IN MILLIONS                                              ----      ----     -------
U.S. and Canadian Foods.....................................    $458.5    $399.8      15%
Latin American Foods........................................      26.8      26.2       2%
Other Foods.................................................      25.2      21.1      19%
                                                                ------    ------      ---
Total Foods.................................................     510.5     447.1      14%
                                                                ------    ------      ---
U.S. and Canadian Beverages.................................     273.7     253.9       8%
Latin American Beverages....................................      30.9      16.5      87%
Other Beverages.............................................      (6.8)     (7.3)     N/M
                                                                ------    ------      ---
Total Beverages.............................................     297.8     263.1      13%
                                                                ------    ------      ---
Total.......................................................    $808.3    $710.2      14%
                                                                ======    ======      ===

       --------------------------------
       N/M: Not Meaningful

FOODS

     U.S. AND CANADIAN FOODS -- Volume declined 1 percent and net sales increased 1 percent, reflecting mixed results from individual product lines. Successful new varieties of Quaker Chewy granola bars, Quaker Crispy Mini's rice snacks and Quaker instant oatmeal drove sales and operating income growth for these lines. Although ready-to-eat cereal sales declined amid heavy price competition, profits grew because of greater manufacturing efficiencies and lower marketing spending. Operating income increased 15 percent, reflecting increases for all major product lines. Operating margin expanded to 19.3 percent, compared to 16.9 percent in 1999, due to a lower rate of A&M spending, savings from supply-chain cost management initiatives and lower employee benefit costs compared to 1999.

       U.S. and Canadian Foods Net Sales by Product Line:

                                                                  2000        GROWTH
DOLLARS IN MILLIONS                                               ----        ------
Hot Cereals.................................................    $  514.6        6%
Ready-to-Eat Cereals........................................       689.7       (5%)
Flavored Rice and Pasta.....................................       334.9       (3%)
Grain-based Snacks..........................................       341.3       12%
Other.......................................................       500.7        --
                                                                --------       ---
Total.......................................................    $2,381.2        1%
                                                                ========       ===

     LATIN AMERICAN FOODS -- Volume and net sales increased 12 percent, reflecting strong growth in most countries in the region, led by sales of ToddYnho chocolate beverages and Coqueiro canned fish in Brazil. Operating income increased 2 percent to $26.8 million. The moderate operating income increase reflects a lower operating margin due to higher A&M spending to promote several Brazilian food brands.

     OTHER FOODS -- Volume increased 2 percent and net sales decreased 3 percent due to the negative impact of foreign currency fluctuations. In local currency terms, Europe sales increased 5 percent due to successful new snack and hot cereal products. In Asia, sales increased 3 percent, reflecting growth from hot cereals. Despite the negative impact exchange rates had on sales, operating income rose 19 percent to $25.2 million.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS -- (CONTINUED)

BEVERAGES

     U.S. AND CANADIAN BEVERAGES -- Volume and net sales grew 13 percent and 15 percent, respectively, reflecting the strength of the Gatorade brand. Gatorade sales were driven by two new flavors of Gatorade Fierce, new multiple packs and new points of distribution in 2000. The Company increased prices on selected Gatorade products in 2000 to lessen the negative impact of packaging and transportation cost increases. Price increases accounted for approximately 3 percentage points of sales growth. In addition, the regional introduction of Propel fitness water, now available in about 25 percent of the United States, contributed 1 percentage point to sales growth. Operating income increased $19.8 million, or 8 percent. Operating income grew less than sales because of increased marketing expenses to support the launch of Propel. Therefore, operating margin decreased to 15.8 percent from 16.9 percent in 1999.

     LATIN AMERICAN BEVERAGES -- Volume and net sales increased 13 percent and 20 percent, respectively. Mexico led the region's sales growth, although sales also grew in Venezuela, the Caribbean, Colombia and Argentina. In Mexico, new flavors and package offerings and certain price increases contributed to strong sales and operating income growth. Operating income increased 87 percent, or $14.4 million, and operating margin expanded to 11.3 percent in 2000 from 7.2 percent in 1999.

     OTHER BEVERAGES -- Volume increased 17 percent, while net sales declined 2 percent due to the negative impact of foreign currency fluctuations. In Europe, Gatorade volume increased 9 percent. In Asia, where the Company has been investing to grow the Gatorade brand in China, sales increased 18 percent overall and increased 48 percent in China alone. In total, operating losses decreased $0.5 million to $6.8 million.

DIVESTED BUSINESSES

     1999 operating results from Divested Businesses reflect the Brazilian pasta business through its March 1, 1999, divestiture date.

1999 COMPARED WITH 1998

     Consolidated volume was even with the prior year and net sales decreased 2 percent, due to business divestitures and weaker exchange rates, particularly in Brazil. For ongoing businesses, volume and net sales increased 7 percent and 4 percent, respectively, primarily driven by double-digit growth in the U.S. and Canadian Beverages business. Excluding the impact of foreign currency exchange rate changes, net sales from ongoing businesses increased approximately 6 percent. Price changes did not significantly affect the comparison of 1999 and 1998 net sales.

       Ongoing Businesses Segment Sales Growth:

                                                                1999
                                                                ----
U.S. and Canadian Foods.....................................      4%
Latin American Foods........................................    (17%)
Other Foods.................................................      6%
Total Foods.................................................      1%
U.S. and Canadian Beverages.................................     12%
Latin American Beverages....................................    (14%)
Other Beverages.............................................      1%
Total Beverages.............................................      7%
Total.......................................................      4%

     The consolidated gross profit margin expanded to 54.8 percent in 1999 compared to 51.0 percent in 1998. More than one-half of the gross margin improvement was driven by ongoing businesses, primarily due to lower raw material costs and supply chain cost-reduction efforts. The remaining margin improvement reflects the divestiture of low-margin businesses.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS -- (CONTINUED)

     SG&A expenses increased $31.6 million to $1.90 billion. The largest component of SG&A expense was A&M, which totaled $1.32 billion in 1999. Increased investment in brand-building activities, such as media and new product marketing support, led to an $81.9 million increase in A&M spending compared to 1998. Total Company A&M expenses as a percent of sales increased to 28.0 percent in 1999 compared to 25.6 percent in 1998. The increase in A&M expenses was largely offset by lower overheads due to business divestitures, savings from 1998 restructuring actions and other cost-reduction efforts.

     Consolidated operating results included a combined gain of $2.3 million in 1999 related to gains from divestiture and reserve adjustments, net of restructuring charges. 1998 results included a combined loss of $128.5 million for divestiture gains and losses, restructuring charges and asset impairment losses.

     A $5.1 million divestiture gain was recognized when the Company sold its Brazilian pasta business on March 1, 1999. Adjustments were recorded in 1999 to reduce prior restructuring and divestiture reserves by $8.8 million and $1.1 million, respectively. These adjustments were primarily due to higher than anticipated proceeds on the sale of closed facilities and certain other changes from previously estimated amounts. 1999 restructuring charges totaled $12.7 million. Two sales offices were closed, and approximately 45 positions were eliminated, resulting in restructuring charges of $4.7 million for severance and termination benefits, asset write-offs and losses on leases. Annual savings resulting from this action of approximately $5 million were reflected in the U.S. and Canadian Foods and Beverages businesses beginning in 2000. The Company also recorded $8.0 million of restructuring charges related to the previously discussed supply chain reconfiguration project announced in September 1999. Several cereal manufacturing lines were consolidated and early retirement was offered to certain employees to eliminate approximately 68 positions.

     In 1998, the Company initiated numerous actions to improve future profitability. These actions resulted in $89.7 million in restructuring charges and were divided into three categories: organization alignment, plant consolidations and a reorganization in Asia. Charges for organization alignment activities totaled $41.5 million. The Company aligned its foods and beverages businesses, combining sales, supply chain and certain administrative functions to realize synergies and maximize scale. These actions resulted in the elimination of approximately 550 positions worldwide, as a layer of executive management was removed and sales and administrative offices and functions were consolidated. Plant consolidations in the United States and Latin America resulted in charges of $18.3 million and $0.9 million, respectively, and the elimination of approximately 300 positions. In light of disappointing performance and a weak economic environment, the Company revised its operational strategy for Asia. The going-forward focus was shifted toward building the Gatorade business in China. The Asia reorganization resulted in $29.0 million in charges for plant and sales and administrative office closures, restructuring of certain joint ventures and the elimination of approximately 450 positions. The 1998 restructuring charges were composed of severance and other termination benefits, asset write-offs, losses on leases and other shut-down costs. Savings from these actions of approximately $65 million primarily began in 1999, with approximately 90 percent of the savings in cash.

     In 1998, the Company recorded $38.1 million of asset impairment losses related to ongoing businesses. In conjunction with the Company's ongoing review of underperforming businesses, certain assets were reviewed for impairment pursuant to the provisions of SFAS No. 121. During 1998, the China foods and Brazilian pasta businesses were determined to be impaired. Accordingly, losses of $15.1 million and $23.0 million on these impaired Chinese and Brazilian businesses, respectively, were recorded in order to adjust the carrying value of the long-lived assets of these businesses to fair value. The estimated fair value of these assets was based on various methodologies, including a discounted value of estimated future cash flows and liquidation analyses.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS -- (CONTINUED)

     Charges for asset impairment losses related to divested businesses were also recorded in 1998. The Company divested the following U.S. food businesses in 1998 for a total of $192.7 million and realized a combined loss of $0.7 million, including related impairment losses:

                                                                                   ASSET       (GAINS)     TOTAL
                                                                DIVESTITURE      IMPAIRMENT    LOSSES     (GAINS)
                                                                    DATE           LOSSES      ON SALE    LOSSES
DOLLARS IN MILLIONS                                             -----------      ----------    -------    -------
Ardmore Farms juice........................................       August 1998      $  --       $ (2.5)    $ (2.5)
Continental Coffee.........................................    September 1998       40.0         (5.1)      34.9
Nile Spice soup cup........................................     December 1998       25.4          3.1       28.5
Liqui-Dri biscuit..........................................     December 1998         --        (60.2)     (60.2)
                                                                                   -----       ------     ------
Total Losses (Gains).......................................                        $65.4       $(64.7)    $  0.7
                                                                                   =====       ======     ======

     Net financing costs decreased $2.2 million in 1999. Lower interest expense, which resulted from lower debt levels, was partly offset by higher net foreign exchange losses. In Brazil, losses increased $6.9 million due to the 1999 currency devaluation.

     In 1999, the Company adjusted its tax accruals and tax assets to reflect developments and information received during that year. The net effect of these adjustments was to reduce the 1999 tax provision by $59.3 million. Excluding these tax adjustments and the tax impact of gains and losses on divestitures, restructuring charges and asset impairments, the effective tax rate was 36.1 percent in 1999 versus 36.3 percent in 1998.

OPERATING SEGMENT RESULTS

     Total segment operating income increased 13 percent, or $82.7 million, to $710.2 million in 1999. Business segment operating margin expanded to 15 percent of sales from 13 percent of sales in 1998.

       Segment Operating Income (Loss):

                                                                                         PERCENT
                                                                1999         1998        CHANGE
DOLLARS IN MILLIONS                                             ----         ----        -------
U.S. and Canadian Foods.................................       $399.8       $369.8          8%
Latin American Foods....................................         26.2         28.2         (7%)
Other Foods.............................................         21.1         (1.2)        N/M
                                                               ------       ------         ---
Total Foods.............................................        447.1        396.8         13%
                                                               ------       ------         ---
U.S. and Canadian Beverages.............................        253.9        214.9         18%
Latin American Beverages................................         16.5         25.6        (36%)
Other Beverages.........................................         (7.3)        (7.4)        N/M
                                                               ------       ------         ---
Total Beverages.........................................        263.1        233.1         13%
                                                               ------       ------         ---
Divested Businesses.....................................           --         (2.4)        N/M
                                                               ------       ------         ---
Total...................................................       $710.2       $627.5         13%
                                                               ======       ======         ===

       --------------------------------
       N/M: Not Meaningful

FOODS

     U.S. AND CANADIAN FOODS -- 1999 operating income of $399.8 million increased $30.0 million compared to 1998. Volume and sales increased 1 percent and 4 percent, respectively. Sales increased in virtually all major food product lines, led by 13 percent sales growth in Quaker oatmeal, driven by new product introductions and effective advertising. Ready-to-eat cereal sales increased 2 percent, and profitability improved. Total U.S. flavored rice and pasta sales grew 1 percent, despite increased competition in the category. U.S. snacks sales grew on the strength of Quaker Chewy granola bars and

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS -- (CONTINUED)

Quaker Fruit & Oatmeal cereal bars, while rice snacks sales declined 11 percent. Gross margins improved across all product lines due to lower raw material costs and supply chain cost-savings initiatives. Increased sales and expanded gross margins enabled the business to invest in new products and increase advertising, while delivering operating income growth of 8 percent. A&M increases were focused on investments for hot cereals, snacks and flavored rice and pasta.

       U.S. and Canadian Foods Net Sales by Product Line:

                                                                  1999        GROWTH
DOLLARS IN MILLIONS                                               ----        ------
Hot Cereals.................................................    $  485.5       13%
Ready-to-Eat Cereals........................................       724.5        2%
Flavored Rice and Pasta.....................................       344.3        1%
Grain-based Snacks..........................................       304.6        5%
Other.......................................................       500.6        --
                                                                --------       ---
Total.......................................................    $2,359.5        4%
                                                                ========       ===

     LATIN AMERICAN FOODS -- Financial results were negatively affected by a severe currency devaluation and recession in Brazil, lowering 1999 sales substantially and impacting operating income to a lesser extent. Although 1999 volume was even with 1998, sales declined $64.5 million, or 17 percent. Operating income of $26.2 million decreased $2.0 million from 1998, or 7 percent. Declines in Brazil, Latin American Foods' largest business, were partly offset by double-digit sales and operating income growth in the smaller Mexican and Caribbean businesses, and by savings from 1998 restructuring actions.

     OTHER FOODS -- The combined European and Asia/Pacific foods businesses reported operating income of $21.1 million, a $22.3 million improvement, primarily due to savings from the 1998 restructuring of the Asia business. Volume and sales increased 5 percent and 6 percent, respectively, reflecting growth in both businesses. In Europe, sales and profit increased, driven by new cereals products. In Asia, extensive restructuring and increased sales of hot cereals allowed the business to operate at a modest profit, following several years of operating losses.

BEVERAGES

     U.S. AND CANADIAN BEVERAGES -- Volume, sales and operating income all grew at double-digit rates for the second consecutive year, reflecting the strength of the Gatorade brand. In 1999, Gatorade volume and sales increased 16 percent and 12 percent, respectively, driven by new flavors, such as Gatorade Fierce, and new packaging, such as a redesigned sports bottle and a 20-ounce wide-mouth bottle. Gatorade continued to grow through expanded distribution and availability outside traditional retail channels. Operating income grew 18 percent to $253.9 million, an increase of $39.0 million from 1998, reflecting strong sales growth and SG&A overhead efficiencies, partly offset by increased A&M spending.

     LATIN AMERICAN BEVERAGES -- Financial results were negatively affected by currency devaluations and recessions in Brazil and Colombia, resulting in volume, sales and operating income declines. Volume and sales decreased 10 percent and 14 percent, respectively. Depressed sales and demand due to the recessions in Brazil and Colombia more than offset double-digit growth in Mexico. As a result, 1999 operating income declined $9.1 million to $16.5 million.

     OTHER BEVERAGES -- The combined European and Asia/Pacific Gatorade businesses reported volume and sales growth of 3 percent and 1 percent, respectively. The Company significantly restructured its Asia Gatorade business in 1998 to focus on building the brand in China. Volume and sales increased in China due to new flavors and packaging, which were supported by increased media spending. In Europe, Gatorade sales declined modestly compared to the prior year. Operating losses in the Asia/Pacific business more than offset profits from the European business, totaling to a loss of $7.3 million in 1999 compared to $7.4 million in 1998.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS -- (CONTINUED)

DIVESTED BUSINESSES

     Operating results from divested businesses reflect the Brazilian pasta business through its March 1, 1999 divestiture date. 1998 includes operating results of the Ardmore Farms, Continental Coffee, Nile Spice and Liqui-Dri businesses through their divestiture dates, and a full year of operating results of the Brazilian pasta business.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $522.5 million in 2000, a decrease of $108.6 million compared to 1999, primarily due to higher working capital balances. The increase in trade accounts receivable in 2000 relates to higher sales and a decline in collection efficiency in December 2000. The increase in other current assets was partly due to $19.1 million of deferred software development costs incurred related to a multi-year project to upgrade the Company's enterprise reporting systems that began in 2000. In 2000, current deferred tax assets increased $39.2 million, compared to a decrease of $42.8 million in 1999. Net cash provided by operating activities in 1999 and 1998 was $631.1 million and $513.5 million, respectively.

     Capital expenditures were $285.6 million, $222.4 million and $204.7 million for 2000, 1999 and 1998, respectively. In 2000, the Company expanded Gatorade production capacity in the United States, Latin America and Europe. Construction of two new Gatorade manufacturing facilities, one in Indianapolis, Indiana and another in Mexico, was completed in 2000. Capital expenditures in 2001 are expected to be in the range of $230 million to $260 million. The Company plans to continue to invest, although at a lower rate, to expand Gatorade production capacity and to support cost-reduction projects. The Company expects capital expenditures and cash dividends to be financed through cash flow from operating activities.

     Cash proceeds from business divestitures in 1999 and 1998 were $14.3 million and $265.9 million, respectively. Over the last three years, cash proceeds from business divestitures were primarily used to reduce total debt and repurchase shares of the Company's outstanding common stock. In 1998, the Company received cash proceeds of $73.2 million from the 1997 sale of certain food service businesses and recovered $240.0 million in Federal income taxes, previously paid on capital gains from business divestitures, related to a 1997 loss on the divestiture of the Snapple beverages business.

     Financing activities used cash of $351.6 million, $516.3 million and $556.6 million in 2000, 1999 and 1998, respectively, primarily reflecting the Company's stock repurchase programs and the reduction of total debt in all three years. The Company's activity in share repurchase programs used cash of $242.0 million, $373.2 million and $377.3 million in 2000, 1999 and 1998, respectively. During 2000, the Company repurchased 3.6 million shares of its outstanding common stock for $235.9 million under the $1 billion repurchase program announced in March 1998. On December 4, 2000, the date the Company announced the discontinuance of its $1 billion repurchase program, total repurchases under the plan were $870.8 million.

     The Company's debt ratings were upgraded in the first half of 2000. The Company's current debt and commercial paper ratings are as follows: Standard & Poor's (A- and A2); Moody's (A3 and P2); and Fitch (A- and F2). The total debt-to-total-capitalization ratio was 67.8 percent, 79.8 percent and 84.4 percent as of December 31, 2000, 1999 and 1998, respectively.

Debt:

                                                  2000      1999      1998
DOLLARS IN MILLIONS                               ----      ----      ----
Short-term debt..............................    $ 81.6    $ 73.3    $ 41.3
Current portion of long-term debt............      48.0      81.2      95.2
                                                 ------    ------    ------
  Sub-total..................................     129.6     154.5     136.5
                                                 ------    ------    ------
Long-term debt...............................     664.1     715.0     795.1
                                                 ------    ------    ------
Total Debt...................................    $793.7    $869.5    $931.6
                                                 ======    ======    ======

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS -- (CONTINUED)

     Total debt decreased $75.8 million in 2000. Short-term debt over the past three years primarily consisted of notes payable to banks in foreign countries. The Company currently has a $335.0 million annually extendible five-year revolving credit facility and a $165.0 million, 364-day extendible revolving credit facility which may, at the Company's option, be converted into a two-year term loan. Both facilities are with various banks. The Company's level of revolving credit facilities remained unchanged versus 1999.

DERIVATIVE FINANCIAL AND COMMODITY INSTRUMENTS

     The Company actively monitors its exposure to commodity price, foreign currency exchange rate and interest rate risks and uses derivative financial and commodity instruments to manage the impact of certain of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price, exchange rate or interest rate fluctuations alone, nor does it use instruments where there are not underlying exposures. Complex instruments involving leverage or multipliers are not used. Management believes that its use of derivative instruments to manage risk is in the Company's best interest.

     The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity or financial instrument assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices, if available. Actual changes in market prices or rates may differ from hypothetical changes presented in sensitivity analyses.

     FOREIGN EXCHANGE -- The Company uses forward contracts, purchased options and currency swap agreements to manage foreign currency exchange rate risk related to certain projected cash flows from foreign operations and net investments in foreign subsidiaries. The Company's market risk exposure to foreign currency exchange rates exists primarily with the following currencies versus the U.S. dollar: Brazilian real, Canadian dollar, Chinese renmimbi, Euro and Mexican peso. The foreign exchange sensitivity analysis included currency forward and option contracts and other financial instruments affected by foreign exchange risk, including cash and foreign currency denominated debt. The sensitivity analysis excluded the underlying projected cash flows and net investment exposures, which have a high degree of inverse correlation with the financial instruments used to hedge them. Based on the results of the sensitivity analysis, the estimated quarter-end market risk exposure on an average, high and low basis was $3.6 million, $6.3 million and $1.1 million during 2000 and $2.1 million, $7.6 million and zero during 1999, respectively.

     COMMODITIES -- The Company uses commodity futures and options to manage price exposures on commodity inventories or anticipated commodity purchases. The Company typically purchases certain commodities such as oats, corn, corn sweetener and wheat. The commodity instruments sensitivity analysis excludes the underlying commodity positions that are being hedged by derivative commodity instruments, which have a high degree of inverse correlation with changes in the fair value of the commodity instruments. Based on the results of the sensitivity analysis, the estimated quarter-end market risk exposure on an average, high and low basis was $1.3 million, $2.2 million and $0.8 million during 2000 and $2.4 million, $3.7 million and $0.7 million during 1999, respectively.

     INTEREST RATES -- The Company uses interest rate swap agreements to manage its exposure to fluctuations in interest rates. In 2000 and 1999, the Company entered into fixed-to-floating interest rate swap agreements to increase floating rate exposure. The Company's interest-rate-related financial instruments consist primarily of debt. Based on the results of the sensitivity analysis, the estimated market risk exposure for interest-rate-related financial instruments was approximately $36 million and $40 million as of December 31, 2000 and 1999, respectively. Derivative financial instruments related to interest rate risk outstanding as of December 31, 2000, were not material to the results of this sensitivity analysis.

     In 2000, the Company entered into an interest rate swap agreement with a notional value of $13.4 million to exchange fixed for floating-rate debt. This swap agreement matures in May 2006. In 1999, the Company entered into cancelable interest rate swap agreements with a notional value of $80.0 million. In 2000, the counterparties exercised the options to cancel these agreements effective March 15, 2001.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS -- (CONTINUED)

CURRENT AND PENDING ACCOUNTING CHANGES

     In 2000, the Emerging Issues Task Force (EITF), a subcommittee of the Financial Accounting Standards Board (FASB), discussed a number of topics related to certain expenses that the Company reports in merchandising expense, a component of SG&A expenses. In January 2001, the EITF issued No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." This guidance requires certain rebate offers and free products that are delivered subsequent to a single exchange transaction to be recognized when incurred and reported as a reduction of revenue. EITF No. 00-14, "Accounting for Certain Sales Incentives," was issued in May 2000 and subsequently amended in November 2000. This guidance requires certain coupons, rebate offers and free products offered concurrently with a single exchange transaction with a customer to be recognized when incurred and reported as a reduction of revenue. The Company is required to adopt EITF No. 00-22 and No. 00-14 for the first quarter ending March 31, 2001, and the second quarter ending June 30, 2001, respectively. The Company expects the adoptions of EITF No. 00-22 and No. 00-14 to result in a reclassification of expenses and a restatement to reduce previously reported net sales and SG&A expenses. As the Company has not tracked the components of merchandising expenses discussed above separate from certain other merchandising expenses, the amount of these changes has not been finalized. The Company expects that these reclassifications may result in up to a $60 million reduction in net sales and a corresponding decrease in SG&A expenses in each of the three years ended December 31, 2000, 1999 and 1998. In each of these three years, this reduction is expected to lower net sales by approximately 1 percent. Earnings will not be affected and the Company does not expect the adoption of these accounting changes to have a material effect on reported growth rates.

     In July 2000, the EITF issued No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option." The EITF concluded that the tax deduction received by the Company upon exercise of a nonqualified stock option by an employee should be classified in the statement of cash flows as a cash flow from operations and disclosed if material. EITF No. 00-15 was adopted in September 2000. As a result, the Company updated the presentation of cash flows from operating activities to disclose this amount as a separate line item for all periods presented.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activity," to amend SFAS No. 133. Collectively, these statements are intended to represent the comprehensive guidance on accounting for derivatives and hedging activities. These statements establish accounting and reporting standards requiring that certain derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results of the hedged item in the income statement, and require that the Company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting.

     The Company completed its detailed implementation plan to adopt these new hedge accounting standards. The Company adopted these new standards on January 1, 2001, and will record the effect of the transition to these new accounting requirements in the results for the first quarter of 2001. The effect of adopting these accounting changes will not be material to the Company's results of operations. Once adopted, these new standards could increase volatility in reported earnings and other comprehensive income of the Company.

YEAR 2000

     The Company spent approximately $12 million, primarily in 1999, to address issues with the year 2000 date change. The Company did not experience business disruption or incur significant expenses in 2000 related to the date change.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS -- (CONTINUED)

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis. Statements that are not historical facts, including statements about expectations or projected results, are forward-looking statements.

     The Company's results may differ materially from those suggested by the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by factors such as: actions of competitors; changes in laws and regulations (including changes in governmental interpretations of regulations and changes in accounting standards); customer and consumer demand (including customer and consumer responses to marketing); effectiveness of spending, investments or programs (including cost-reduction projects); changes in market prices or rates; fluctuations in the cost and availability of supply chain resources; foreign economic conditions, including currency rate fluctuations (and with respect to Latin America, the fact that the majority of this business is concentrated in Brazil, Mexico and Venezuela); weather; the ability of the Company to execute manufacturing, distribution and outsourcing initiatives and plant consolidations; and costs related to the proposed merger with PepsiCo. In addition, capital expenditures and cash dividends may be affected by the amount of cash flow from operating activities; and the Company's market risk exposures may be affected by actual changes in market prices of derivative financial and commodity instruments if actual changes differ from the hypothetical changes used in sensitivity analyses.

     The forward-looking statements concerning the Company's proposed merger with PepsiCo are subject to a number of factors, including: the inability to obtain, or meet conditions imposed for, regulatory or governmental approvals; customary closing conditions; and failure of the Company's or PepsiCo's shareholders to approve the merger and related matters.

     Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to update them.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk information set forth under the caption "Derivative Financial and Commodity Instruments," found under Item 7 of this Form 10-K, are incorporated herein by reference.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31
                                                                --------------------------------
                                                                  2000        1999        1998
DOLLARS IN MILLIONS (EXCEPT PER SHARE DATA)                       ----        ----        ----
NET SALES...................................................    $5,041.0    $4,725.2    $4,842.5
Cost of goods sold..........................................     2,288.3     2,136.8     2,374.4
                                                                --------    --------    --------
Gross profit................................................     2,752.7     2,588.4     2,468.1
Selling, general and administrative expenses................     1,968.8     1,904.1     1,872.5
Restructuring charges, asset impairments and (gains) losses
  on divestitures -- net....................................       182.5        (2.3)      128.5
Interest expense............................................        54.0        61.9        69.6
Interest income.............................................        (9.0)      (11.7)      (10.7)
Foreign exchange loss -- net................................         5.3        18.1        11.6
                                                                --------    --------    --------
INCOME BEFORE INCOME TAXES..................................       551.1       618.3       396.6
Provision for income taxes..................................       190.5       163.3       112.1
                                                                --------    --------    --------
Net Income..................................................       360.6       455.0       284.5
Preferred dividends -- net of tax...........................         4.2         4.4         4.5
                                                                --------    --------    --------
NET INCOME AVAILABLE FOR COMMON.............................    $  356.4    $  450.6    $  280.0
                                                                ========    ========    ========
PER COMMON SHARE:
  Net income................................................    $   2.71    $   3.36    $   2.04
  Net income -- diluted.....................................    $   2.61    $   3.23    $   1.97
  Dividends declared........................................    $   1.14    $   1.14    $   1.14
                                                                --------    --------    --------
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN
  THOUSANDS)................................................     131,689     134,027     137,185

        See accompanying notes to the consolidated financial statements.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31
                                                                -----------------------------
                                                                 2000       1999       1998
DOLLARS IN MILLIONS                                              ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $ 360.6    $ 455.0    $ 284.5
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization........................      133.0      123.8      132.5
       Deferred income taxes................................       19.8       14.2      (31.1)
       Gains on divestitures -- net of tax of $(0.2), $1.7
        and $(27.4) in 2000, 1999 and 1998, respectively....       (3.0)      (4.5)     (26.7)
       Restructuring charges................................       65.2        3.9       89.7
       Asset impairment losses..............................      120.1         --       38.1
       Loss on disposition of property and equipment........        6.9       12.9       11.9
       (Increase) decrease in trade accounts receivable.....      (50.0)      14.8        5.6
       Increase in inventories..............................      (24.8)     (15.3)     (32.8)
       (Increase) decrease in other current assets..........      (63.2)      20.3      (15.1)
       Increase (decrease) in trade accounts payable........        2.0       49.7      (20.0)
       (Decrease) increase in other current liabilities.....     (102.9)    (107.1)      21.3
       Change in deferred compensation......................       35.6       32.0       32.2
       Tax benefit from employee stock option exercises.....       45.0       22.8       34.2
       Other items..........................................      (21.8)       8.6      (10.8)
                                                                -------    -------    -------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........      522.5      631.1      513.5
                                                                -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities........................     (414.1)    (185.1)    (165.5)
  Proceeds from sales of marketable securities..............      418.8      219.0      143.1
  Business divestitures.....................................         --       14.3      265.9
  Additions to property, plant and equipment................     (285.6)    (222.4)    (204.7)
  Proceeds from sales of property, plant and equipment......        6.4       13.8        7.7
  Capital gains tax recovery................................         --         --      240.0
                                                                -------    -------    -------
          NET CASH (USED IN) PROVIDED BY INVESTING
           ACTIVITIES.......................................     (274.5)    (160.4)     286.5
                                                                -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends............................................     (153.5)    (156.2)    (159.7)
  Change in short-term debt.................................       10.1       34.2      (17.2)
  Proceeds from long-term debt..............................        1.5        1.2        1.9
  Reduction of long-term debt...............................      (86.6)     (95.8)    (108.7)
  Issuance of common treasury stock.........................      131.1       82.6      112.0
  Repurchases of common stock...............................     (242.0)    (373.2)    (377.3)
  Repurchases of preferred stock............................      (12.2)      (9.1)      (7.6)
                                                                -------    -------    -------
          NET CASH USED IN FINANCING ACTIVITIES.............     (351.6)    (516.3)    (556.6)
                                                                -------    -------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................       (5.0)       1.9       (1.0)
                                                                -------    -------    -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (108.6)     (43.7)     242.4
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD............      282.9      326.6       84.2
                                                                -------    -------    -------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................    $ 174.3    $ 282.9    $ 326.6
                                                                =======    =======    =======

        See accompanying notes to the consolidated financial statements.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31
                                                                ----------------------
                                                                  2000         1999
DOLLARS IN MILLIONS (EXCEPT PER SHARE DATA)                       ----         ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $   174.3    $   282.9
  Marketable securities.....................................          0.3          0.3
  Trade accounts receivable -- net of allowances............        298.0        254.3
  Inventories:
     Finished goods.........................................        213.9        186.6
     Raw materials..........................................         39.0         50.0
     Packaging materials and supplies.......................         34.5         29.6
                                                                ---------    ---------
       Total inventories....................................        287.4        266.2
  Other current assets......................................        253.7        193.0
                                                                ---------    ---------
          TOTAL CURRENT ASSETS..............................      1,013.7        996.7
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................         27.1         28.2
  Buildings and improvements................................        430.6        407.6
  Machinery and equipment...................................      1,469.9      1,416.1
                                                                ---------    ---------
  Property, plant and equipment.............................      1,927.6      1,851.9
  Less: Accumulated depreciation............................        807.6        745.2
                                                                ---------    ---------
     PROPERTY -- NET........................................      1,120.0      1,106.7
INTANGIBLE ASSETS -- NET OF AMORTIZATION....................        229.2        236.9
OTHER ASSETS................................................         55.9         55.9
                                                                ---------    ---------
          TOTAL ASSETS......................................    $ 2,418.8    $ 2,396.2
                                                                =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt...........................................    $    81.6    $    73.3
  Current portion of long-term debt.........................         48.0         81.2
  Trade accounts payable....................................        212.3        213.6
  Accrued payroll, benefits and bonus.......................        135.9        139.1
  Accrued advertising and merchandising.....................        126.7        138.7
  Income taxes payable......................................         15.6         40.1
  Other accrued liabilities.................................        240.3        252.3
                                                                ---------    ---------
          TOTAL CURRENT LIABILITIES.........................        860.4        938.3
LONG-TERM DEBT..............................................        664.1        715.0
OTHER LIABILITIES...........................................        518.0        523.1
PREFERRED STOCK, SERIES B, no par value, authorized
  1,750,000 shares; issued 1,282,051 of $5.46 cumulative
  convertible shares (liquidating preference of $78 per
  share)....................................................        100.0        100.0
DEFERRED COMPENSATION.......................................        (27.2)       (38.5)
TREASURY PREFERRED STOCK, at cost, 441,469 and 366,069
  shares, respectively......................................        (51.2)       (39.0)
COMMON SHAREHOLDERS' EQUITY:
  Common stock, $5 par value, authorized 400 million
     shares.................................................        840.0        840.0
  Additional paid-in capital................................        136.4        100.7
  Reinvested earnings.......................................      1,061.7        854.6
  Accumulated other comprehensive income....................       (111.3)       (95.1)
  Deferred compensation.....................................        (21.2)       (45.5)
  Treasury common stock, at cost............................     (1,550.9)    (1,457.4)
                                                                ---------    ---------
       TOTAL COMMON SHAREHOLDERS' EQUITY....................        354.7        197.3
                                                                ---------    ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........    $ 2,418.8    $ 2,396.2
                                                                =========    =========

        See accompanying notes to the consolidated financial statements.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                             COMMON STOCK
                                                ISSUED            COMMON      ADDITIONAL
                                         --------------------     SHARES       PAID-IN     REINVESTED     DEFERRED
                                           SHARES      AMOUNT   OUTSTANDING    CAPITAL      EARNINGS    COMPENSATION
DOLLARS IN MILLIONS                        ------      ------   -----------   ----------   ----------   ------------
Balance as of December 31, 1997........  167,978,792   $840.0   138,813,100     $ 29.0      $  431.0       $(91.0)
 Net income............................                                                        284.5
 Other comprehensive income:
   Foreign currency translation
     adjustments -- net of allocated
     income tax benefits of $0.3.......
   Unrealized gains on marketable
     securities -- net of
     reclassification adjustments
     (b)...............................
Total comprehensive income.............
Cash dividends declared on common
 stock.................................                                                       (155.2)
Cash dividends declared on preferred
 stock.................................                                                         (4.5)
Common stock issued for stock purchase
 and incentive plans...................                          3,375,088        15.7
Repurchases of common stock............                         (6,865,680)
Deferred compensation..................                                                                      23.4
Tax benefits from employee stock option
 exercises.............................                                           34.2
Balance as of December 31, 1998........  167,978,792   $840.0   135,322,508     $ 78.9      $  555.8       $(67.6)
 Net income............................                                                        455.0
 Other comprehensive income:
   Foreign currency translation
     adjustments -- net of allocated
     income tax provision of $2.4......
   Unrealized gains on marketable
     securities -- net of
     reclassification adjustments
     (b)...............................
Total comprehensive income.............
Cash dividends declared on common
 stock.................................                                                       (151.8)
Cash dividends declared on preferred
 stock.................................                                                         (4.4)
Common stock issued for stock purchase
 and incentive plans...................                          2,392,609        (1.0)
Repurchases of common stock............                         (5,779,663)
Deferred compensation..................                                                                      22.1
Tax benefits from employee stock option
 exercises.............................                                           22.8
Balance as of December 31, 1999........  167,978,792   $840.0   131,935,454     $100.7      $  854.6       $(45.5)
 NET INCOME............................                                                        360.6
 OTHER COMPREHENSIVE INCOME:
   FOREIGN CURRENCY TRANSLATION
     ADJUSTMENTS -- NET OF ALLOCATED
     INCOME TAX BENEFITS OF $4.3.......
TOTAL COMPREHENSIVE INCOME.............
CASH DIVIDENDS DECLARED ON COMMON
 STOCK.................................                                                       (149.3)
CASH DIVIDENDS DECLARED ON PREFERRED
 STOCK.................................                                                         (4.2)
COMMON STOCK ISSUED FOR STOCK PURCHASE
 AND INCENTIVE PLANS...................                          3,440,918        (9.3)
REPURCHASES OF COMMON STOCK............                         (3,605,975)
DEFERRED COMPENSATION..................                                                                      24.3
TAX BENEFITS FROM EMPLOYEE STOCK OPTION
 EXERCISES.............................                                           45.0
BALANCE AS OF DECEMBER 31, 2000........  167,978,792   $840.0   131,770,397     $136.4      $1,061.7       $(21.2)
                                         ===========   ======   ===========     ======      ========       ======

                                                                   ACCUMULATED
                                            TREASURY COMMON           OTHER
                                                 STOCK            COMPREHENSIVE
                                         ----------------------      INCOME
                                           SHARES      AMOUNTS       (A)(B)        TOTAL
DOLLARS IN MILLIONS                        ------      -------    -------------    -----
Balance as of December 31, 1997........  29,165,692   $  (898.6)     $ (82.4)     $ 228.0
 Net income............................                                           $ 284.5
 Other comprehensive income:
   Foreign currency translation
     adjustments -- net of allocated
     income tax benefits of $0.3.......                                  1.9          1.9
   Unrealized gains on marketable
     securities -- net of
     reclassification adjustments
     (b)...............................                                  0.4          0.4
                                                                                  -------
Total comprehensive income.............                                           $ 286.8
                                                                                  -------
Cash dividends declared on common
 stock.................................                                            (155.2)
Cash dividends declared on preferred
 stock.................................                                              (4.5)
Common stock issued for stock purchase
 and incentive plans...................  (3,375,088)      109.3                     125.0
Repurchases of common stock............   6,865,680      (386.7)                   (386.7)
Deferred compensation..................                                              23.4
Tax benefits from employee stock option
 exercises.............................                                              34.2
Balance as of December 31, 1998........  32,656,284   $(1,176.0)     $ (80.1)     $ 151.0
 Net income............................                                           $ 455.0
 Other comprehensive income:
   Foreign currency translation
     adjustments -- net of allocated
     income tax provision of $2.4......                                (14.6)       (14.6)
   Unrealized gains on marketable
     securities -- net of
     reclassification adjustments
     (b)...............................                                 (0.4)        (0.4)
                                                                                  -------
Total comprehensive income.............                                           $ 440.0
                                                                                  -------
Cash dividends declared on common
 stock.................................                                            (151.8)
Cash dividends declared on preferred
 stock.................................                                              (4.4)
Common stock issued for stock purchase
 and incentive plans...................  (2,392,609)       88.5                      87.5
Repurchases of common stock............   5,779,663      (369.9)                   (369.9)
Deferred compensation..................                                              22.1
Tax benefits from employee stock option
 exercises.............................                                              22.8
Balance as of December 31, 1999........  36,043,338   $(1,457.4)     $ (95.1)     $ 197.3
 NET INCOME............................                                           $ 360.6
 OTHER COMPREHENSIVE INCOME:
   FOREIGN CURRENCY TRANSLATION
     ADJUSTMENTS -- NET OF ALLOCATED
     INCOME TAX BENEFITS OF $4.3.......                                (16.2)       (16.2)
                                                                                  -------
TOTAL COMPREHENSIVE INCOME.............                                           $ 344.4
                                                                                  -------
CASH DIVIDENDS DECLARED ON COMMON
 STOCK.................................                                            (149.3)
CASH DIVIDENDS DECLARED ON PREFERRED
 STOCK.................................                                              (4.2)
COMMON STOCK ISSUED FOR STOCK PURCHASE
 AND INCENTIVE PLANS...................  (3,440,918)      142.4                     133.1
REPURCHASES OF COMMON STOCK............   3,605,975      (235.9)                   (235.9)
DEFERRED COMPENSATION..................                                              24.3
TAX BENEFITS FROM EMPLOYEE STOCK OPTION
 EXERCISES.............................                                              45.0
BALANCE AS OF DECEMBER 31, 2000........  36,208,395   $(1,550.9)     $(111.3)     $ 354.7
                                         ==========   =========      =======      =======

-------------------------
(a) Cumulative translation adjustments as of December 31, 2000, 1999, 1998 and 1997, were $(111.3) million, $(95.1) million, $(80.5) million and $(82.4)
    million, respectively.

(b) See Note 4 to the consolidated financial statements for further discussion of other comprehensive income and accumulated other comprehensive income.

        See accompanying notes to the consolidated financial statements.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                         OPERATING SEGMENT INFORMATION

                                                                     YEAR ENDED DECEMBER 31
                                                                --------------------------------
                                                                  2000        1999        1998
DOLLARS IN MILLIONS (EXCEPT PER SHARE DATA)                       ----        ----        ----
NET SALES (a)
Foods:
  U.S. and Canadian.........................................    $2,381.2    $2,359.5    $2,274.1
  Latin American............................................       345.9       308.4       372.9
  Other (b).................................................       210.0       215.4       202.9
                                                                --------    --------    --------
Total Foods.................................................     2,937.1     2,883.3     2,849.9
                                                                --------    --------    --------
Beverages:
  U.S. and Canadian.........................................     1,728.4     1,502.3     1,338.2
  Latin American............................................       273.9       229.1       267.7
  Other (b).................................................       101.6       103.8       103.1
                                                                --------    --------    --------
Total Beverages.............................................     2,103.9     1,835.2     1,709.0
                                                                --------    --------    --------
Total Ongoing Businesses....................................     5,041.0     4,718.5     4,558.9
                                                                --------    --------    --------
Total Divested Businesses (c)...............................          --         6.7       283.6
                                                                --------    --------    --------
TOTAL SALES (d).............................................    $5,041.0    $4,725.2    $4,842.5
                                                                ========    ========    ========
OPERATING INCOME (LOSS) (e)
Foods:
  U.S. and Canadian.........................................    $  458.5    $  399.8    $  369.8
  Latin American............................................        26.8        26.2        28.2
  Other (b).................................................        25.2        21.1        (1.2)
                                                                --------    --------    --------
Total Foods.................................................       510.5       447.1       396.8
                                                                --------    --------    --------
Beverages:
  U.S. and Canadian.........................................       273.7       253.9       214.9
  Latin American............................................        30.9        16.5        25.6
  Other (b).................................................        (6.8)       (7.3)       (7.4)
                                                                --------    --------    --------
Total Beverages.............................................       297.8       263.1       233.1
                                                                --------    --------    --------
Total Ongoing Businesses....................................       808.3       710.2       629.9
                                                                --------    --------    --------
Total Divested Businesses (c)...............................          --          --        (2.4)
                                                                --------    --------    --------
TOTAL OPERATING INCOME......................................    $  808.3    $  710.2    $  627.5
                                                                ========    ========    ========
Less: Restructuring charges, asset impairments and (gains)
      losses on divestitures -- net (f)(g)(h)(i)............       182.5        (2.3)      128.5
      General corporate expenses............................        24.4        25.9        31.9
      Interest expense -- net...............................        45.0        50.2        58.9
      Foreign exchange loss -- net..........................         5.3        18.1        11.6
                                                                --------    --------    --------
Income before income taxes..................................       551.1       618.3       396.6
                                                                --------    --------    --------
Provision for income taxes (j)..............................       190.5       163.3       112.1
                                                                --------    --------    --------
Net Income..................................................    $  360.6    $  455.0    $  284.5
                                                                --------    --------    --------
Per Common Share:
  Net income (f)(g)(h)(i)(j)................................    $   2.71    $   3.36    $   2.04
  Net income -- diluted (f)(g)..............................    $   2.61    $   3.23    $   1.97
                                                                ========    ========    ========

                                                      See Footnotes on next page

-------------------------
(a) Intersegment revenue is not material.

(b) Other includes European and Asia/Pacific businesses.

(c) 1999 includes net sales and operating results (through the divestiture date) for the Brazilian pasta business. 1998 includes net sales and operating results (through the divestiture date) for the Ardmore Farms, Continental Coffee, Nile Spice and Liqui-Dri businesses and the business divested in 1999.

(d) In 2000, revenues of $580.2 million were from transactions with a single external customer and amounted to more than 10 percent of consolidated net sales. All of the Company's business segments include sales to this customer.

(e) Operating results exclude restructuring and asset impairment charges, gains and losses on divestitures and certain other expenses not allocated to operating segments such as income taxes, general corporate expenses and net financing costs.

(f) 2000 includes pretax restructuring charges of $74.2 million, or $0.33 per share ($0.31 per diluted share); pretax income to reduce prior restructuring and divestiture reserves of $11.8 million, or $0.05 per share; and pretax asset impairment losses of $120.1 million, or $0.55 per share ($0.53 per diluted share).

(g) 1999 includes pretax restructuring charges of $12.7 million, or $0.06 per share; a pretax divestiture gain of $5.1 million, or $0.03 per share; pretax income of $9.9 million, or $0.04 per share, to reduce prior restructuring and divestiture reserves; and reductions in the provision for income taxes of $59.3 million, or $0.44 per share ($0.42 per diluted share), related to previously recorded tax accruals and tax assets.

(h) 1998 includes pretax restructuring charges of $89.7 million, or $0.38 per share; pretax asset impairment losses of $38.1 million, or $0.18 per share; and a combined pretax divestiture loss of $0.7 million, or a gain of $0.20 per share, due to certain tax benefits.

(i) See Note 2 to the consolidated financial statements for further discussion of 1998 through 2000 restructuring and impairment charges and gains and losses on divestitures.

(j) 1999 includes reductions in the provision for income taxes of $59.3 million, or $0.44 per share, related to previously recorded tax accruals and tax assets.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                             OPERATING SEGMENT DATA

                                                                     YEAR ENDED DECEMBER 31
                                                                --------------------------------
                                                                  2000        1999        1998
DOLLARS IN MILLIONS                                               ----        ----        ----
IDENTIFIABLE ASSETS
Foods:
  U.S. and Canadian.........................................    $1,120.8    $1,124.6    $1,187.0
  Latin American............................................       187.4       174.0       167.7
  Other (a).................................................       110.2       110.1        92.1
                                                                --------    --------    --------
Total Foods.................................................     1,418.4     1,408.7     1,446.8
                                                                --------    --------    --------
Beverages:
  U.S. and Canadian.........................................       684.5       522.7       464.2
  Latin American............................................       105.0       105.4        94.6
  Other (a).................................................        77.4        79.6       109.5
                                                                --------    --------    --------
Total Beverages.............................................       866.9       707.7       668.3
                                                                --------    --------    --------
Total Ongoing Businesses....................................     2,285.3     2,116.4     2,115.1
                                                                --------    --------    --------
Total Divested Businesses (b)...............................          --          --        37.5
                                                                --------    --------    --------
Total Operating Segments....................................     2,285.3     2,116.4     2,152.6
                                                                --------    --------    --------
Corporate (c)...............................................       133.5       279.8       357.7
                                                                --------    --------    --------
Total Consolidated..........................................    $2,418.8    $2,396.2    $2,510.3
                                                                ========    ========    ========
CAPITAL EXPENDITURES
Foods:
  U.S. and Canadian.........................................    $  117.6    $   70.6    $  102.7
  Latin American............................................        10.3         9.6        13.2
  Other (a).................................................         3.9         3.7         5.7
                                                                --------    --------    --------
Total Foods.................................................       131.8        83.9       121.6
                                                                --------    --------    --------
Beverages:
  U.S. and Canadian.........................................       140.2       106.0        57.6
  Latin American............................................        11.5        25.4        12.1
  Other (a).................................................         2.1         7.1         5.5
                                                                --------    --------    --------
Total Beverages.............................................       153.8       138.5        75.2
                                                                --------    --------    --------
Total Ongoing Businesses....................................       285.6       222.4       196.8
                                                                --------    --------    --------
Total Divested Businesses (b)...............................          --          --         7.9
                                                                --------    --------    --------
Total Consolidated..........................................    $  285.6    $  222.4    $  204.7
                                                                ========    ========    ========
DEPRECIATION AND AMORTIZATION
Foods:
  U.S. and Canadian.........................................    $   67.0    $   66.9    $   65.2
  Latin American............................................         6.0         5.9         6.7
  Other (a).................................................         4.3         3.5         6.3
                                                                --------    --------    --------
Total Foods.................................................        77.3        76.3        78.2
                                                                --------    --------    --------
Beverages:
  U.S. and Canadian.........................................        45.0        36.2        31.5
  Latin American............................................         6.3         5.0         5.8
  Other (a).................................................         4.4         5.4         4.7
                                                                --------    --------    --------
Total Beverages.............................................        55.7        46.6        42.0
                                                                --------    --------    --------
Total Ongoing Businesses....................................       133.0       122.9       120.2
                                                                --------    --------    --------
Total Divested Businesses (b)...............................          --          --        11.4
                                                                --------    --------    --------
Total Operating Segments....................................       133.0       122.9       131.6
                                                                --------    --------    --------
Corporate...................................................          --         0.9         0.9
                                                                --------    --------    --------
Total Consolidated..........................................    $  133.0    $  123.8    $  132.5
                                                                ========    ========    ========

-------------------------
(a) Other includes European and Asia/Pacific businesses.

(b) Includes the following Divested Businesses: in 1999, the Brazilian pasta business; in 1998, Ardmore Farms, Continental Coffee, Nile Spice, Liqui-Dri and the business divested in 1999.

(c) Includes corporate cash and cash equivalents, short-term investments and certain miscellaneous receivables, prepaid expenses, investments and intangible assets.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                     ENTERPRISE AND GEOGRAPHIC INFORMATION

                                                                     YEAR ENDED DECEMBER 31
                                                                --------------------------------
                                                                  2000        1999        1998
DOLLARS IN MILLIONS                                               ----        ----        ----
ENTERPRISE NET SALES (a)
U.S. Hot Cereals............................................    $  514.6    $  485.5    $  430.8
U.S. Ready-to-Eat Cereals...................................       689.7       724.5       711.9
U.S. Grain-based Snacks.....................................       341.3       304.6       290.8
U.S. Flavored Rice and Pasta................................       334.9       344.3       340.5
U.S. Other Foods............................................       298.2       306.0       318.3
                                                                --------    --------    --------
Total U.S. Foods............................................     2,178.7     2,164.9     2,092.3
                                                                --------    --------    --------
Canadian Foods..............................................       202.5       194.6       181.8
Latin American Foods........................................       345.9       308.4       372.9
European and Asia/Pacific Foods.............................       210.0       215.4       202.9
                                                                --------    --------    --------
Total Foods.................................................     2,937.1     2,883.3     2,849.9
                                                                --------    --------    --------
U.S. Beverages..............................................     1,693.0     1,469.0     1,306.8
Canadian Beverages..........................................        35.4        33.3        31.4
Latin American Beverages....................................       273.9       229.1       267.7
European and Asia/Pacific Beverages.........................       101.6       103.8       103.1
                                                                --------    --------    --------
Total Beverages.............................................     2,103.9     1,835.2     1,709.0
                                                                --------    --------    --------
Total Ongoing Businesses....................................     5,041.0     4,718.5     4,558.9
                                                                --------    --------    --------
U.S. Divested...............................................          --          --       206.7
Foreign Divested............................................          --         6.7        76.9
                                                                --------    --------    --------
Total Divested Businesses...................................          --         6.7       283.6
                                                                --------    --------    --------
Total Consolidated..........................................    $5,041.0    $4,725.2    $4,842.5
                                                                ========    ========    ========
GEOGRAPHIC NET SALES (a)
Total U.S...................................................    $3,871.7    $3,633.9    $3,605.8
Total Foreign...............................................     1,169.3     1,091.3     1,236.7
                                                                --------    --------    --------
Total Consolidated..........................................    $5,041.0    $4,725.2    $4,842.5
                                                                ========    ========    ========
LONG-LIVED ASSETS (b)
Total U.S...................................................    $1,104.7    $1,111.5    $1,078.1
Total Foreign...............................................       244.5       232.1       237.8
                                                                --------    --------    --------
Total Consolidated..........................................    $1,349.2    $1,343.6    $1,315.9
                                                                ========    ========    ========

-------------------------
(a) Represents net sales to unaffiliated customers.

(b) Long-lived assets include net intangible assets and net property, plant and equipment. 1998 assets include assets related to the business divested in 1999.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                        SIX-YEAR SELECTED FINANCIAL DATA

                                                                           YEAR ENDED DECEMBER 31
                                                   -----------------------------------------------------------------------
                                                     2000        1999        1998        1997           1996        1995
DOLLARS IN MILLIONS (EXCEPT PER SHARE DATA)          ----        ----        ----        ----           ----        ----
OPERATING RESULTS (a)(b)(c)(d)(e)(f)(g)
Net sales........................................  $5,041.0    $4,725.2    $4,842.5    $ 5,015.7      $5,199.0    $5,954.0
Gross profit.....................................   2,752.7     2,588.4     2,468.1      2,450.8       2,391.5     2,659.6
Income (loss) before income taxes................     551.1       618.3       396.6     (1,064.3)        415.6     1,220.5
Provision (benefit) for income taxes.............     190.5       163.3       112.1       (133.4)        167.7       496.5
                                                   --------    --------    --------    ---------      --------    --------
Net income (loss)................................  $  360.6    $  455.0    $  284.5    $  (930.9)     $  247.9    $  724.0
                                                   --------    --------    --------    ---------      --------    --------
Per common share:
  Net income (loss)..............................  $   2.71    $   3.36    $   2.04    $   (6.80)     $   1.80    $   5.39
  Net income (loss) -- diluted...................  $   2.61    $   3.23    $   1.97    $   (6.80)     $   1.78    $   5.23
                                                   --------    --------    --------    ---------      --------    --------
Dividends declared:
  Common stock...................................  $  149.3    $  151.8    $  155.2    $   155.9      $  153.3    $  150.8
  Per common share...............................  $   1.14    $   1.14    $   1.14    $    1.14      $   1.14    $   1.14
  Convertible preferred and redeemable preference
    stock........................................  $    4.2    $    4.4    $    4.5    $     3.5      $    3.7    $    4.0
                                                   --------    --------    --------    ---------      --------    --------
Average number of common shares outstanding (in
  thousands).....................................   131,689     134,027     137,185      137,460       135,466     134,149
                                                   ========    ========    ========    =========      ========    ========
FINANCIAL STATISTICS
Current ratio....................................       1.2         1.1         1.1          1.2           0.7         0.6
Working capital..................................  $  153.3    $   58.4    $  105.9    $   187.3      $ (465.0)   $ (621.6)
Property, plant and equipment -- net.............  $1,120.0    $1,106.7    $1,070.2    $ 1,164.7      $1,200.7    $1,167.8
Depreciation expense.............................  $  123.5    $  114.0    $  116.3    $   122.0      $  119.1    $  115.3
Total assets.....................................  $2,418.8    $2,396.2    $2,510.3    $ 2,697.0      $4,394.4    $4,620.4
                                                   --------    --------    --------    ---------      --------    --------
Long-term debt...................................  $  664.1    $  715.0    $  795.1    $   887.6      $  993.5    $1,051.8
Convertible preferred stock (net of deferred
  compensation) and redeemable preference
  stock..........................................  $   21.6    $   22.5    $   21.7    $    20.5      $   19.0    $   17.7
Common shareholders' equity......................  $  354.7    $  197.3    $  151.0    $   228.0      $1,229.9    $1,079.3
Net cash provided by operating activities........  $  522.5    $  631.1    $  513.5    $   490.0      $  410.4    $  407.1
                                                   --------    --------    --------    ---------      --------    --------
Operating return on assets (h)...................      36.7%       33.3%       29.0%        17.8%         10.6%        7.9%
Gross profit as a percentage of sales............      54.6%       54.8%       51.0%        48.9%         46.0%       44.7%
Advertising and merchandising as a percentage of
  sales..........................................      27.8%       28.0%       25.6%        24.5%         23.1%       24.6%
Income (loss) as a percentage of sales...........       7.2%        9.6%        5.9%       (18.6%)         4.8%       12.2%
                                                   --------    --------    --------    ---------      --------    --------
Total debt-to-total-capitalization ratio (i).....      67.8%       79.8%       84.4%        81.0%         55.6%       61.7%
Common dividends per share as a percentage of
  income (loss) available for common shares......      42.1%       33.9%       55.9%       (16.8%)        63.3%       21.2%
                                                   --------    --------    --------    ---------      --------    --------
Number of common shareholders....................    22,605      24,727      26,352       27,838        29,690      30,353
Number of employees worldwide....................    11,858      11,666      11,860       14,123        14,800      16,100
                                                   --------    --------    --------    ---------      --------    --------
Market price range of common stock:
  High...........................................  $98 15/16   $     71    $65 9/16    $  55 1/8      $ 39 1/2    $ 37 1/2
  Low............................................  $45 13/16   $ 50 7/8    $ 48 1/2    $  34 3/8      $ 30 3/8    $ 30 1/4

                                                      See Footnotes on next page

-------------------------
(a) 2000 operating results include pretax restructuring charges of $74.2 million, or $0.33 per share ($0.31 per diluted share); pretax income of $11.8 million, or $0.05 per share, to reduce prior year restructuring and divestiture reserves; and pretax asset impairment losses of $120.1 million, or $0.55 per share ($0.53 per diluted share).

(b) 1999 operating results include pretax restructuring charges of $12.7 million, or $0.06 per share; a pretax divestiture gain of $5.1 million, or $0.03 per share; pretax income of $9.9 million, or $0.04 per share, to reduce prior restructuring and divestiture reserves; and reductions in the provision for income taxes of $59.3 million, or $0.44 per share ($0.42 per diluted share), related to previously recorded tax accruals and tax assets.

(c) 1998 operating results include pretax restructuring charges of $89.7 million, or $0.38 per share; pretax asset impairment losses of $38.1 million, or $0.18 per share; and a combined pretax divestiture loss of $0.7 million, or a gain of $0.20 per share, due to certain tax benefits.

(d) 1997 operating results include pretax restructuring charges of $65.9 million, or $0.27 per share, and a combined pretax loss of $1.42 billion, or $8.41 per share, for business divestitures.

(e) 1996 operating results include pretax restructuring charges of $23.0 million, or $0.14 per share, and pretax gains of $136.4 million, or $0.60 per share, for business divestitures.

(f) 1995 operating results include pretax restructuring charges of $117.3 million, or $0.53 per share, and pretax gains of $1.17 billion, or $5.20 per share, for business divestitures.

(g) See Note 2 to the consolidated financial statements for further discussion of 1998 through 2000 restructuring and asset impairment charges and gains and losses on divestitures.

(h) Operating income divided by average identifiable assets of the consolidated total (excluding corporate).

(i) Total debt divided by total debt plus total shareholders' equity including convertible preferred stock (net of deferred compensation) and redeemable preference stock.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION -- The consolidated financial statements include The Quaker Oats Company and all of its subsidiaries. All significant intercompany transactions have been eliminated. Divested businesses are included in the results of operations until their divestiture dates.

     CASH AND CASH EQUIVALENTS -- Cash equivalents are composed of all highly liquid investments with an original maturity of three months or less. As a result of the Company's cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in trade accounts payable and totaled $50.1 million and $55.0 million as of December 31, 2000 and 1999, respectively.

     INVENTORIES -- Inventories are valued at the lower of cost or market, using various cost methods, and include the cost of raw materials, labor and overhead. The percentages of year-end inventories valued using each of the methods were as follows:

                                                                   DECEMBER 31
                                                                   -----------
                                                                  2000      1999
                                                                  ----      ----
Last-in, first-out (LIFO)...................................       53%       54%
Average quarterly cost......................................       45%       44%
First-in, first-out (FIFO)..................................        2%        2%

     If the LIFO method of valuing these inventories was not used, total inventories would have been $4.2 million and $1.8 million lower than reported as of December 31, 2000 and 1999, respectively.

     LONG-LIVED ASSETS -- Long-lived assets are comprised of intangible assets and property, plant and equipment. Long-lived assets, including certain identifiable intangibles and goodwill related to those assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

     INTANGIBLES -- Intangible assets consist principally of excess purchase price over net tangible assets of businesses acquired (goodwill) and trademarks. Intangible assets are amortized on a straight-line basis over periods primarily ranging from three to 40 years.

     Intangible assets, net of amortization, and their estimated useful lives consisted of the following at December 31, 2000 and 1999:

                                                             ESTIMATED USEFUL
                                                             LIVES (IN YEARS)     2000      1999
DOLLARS IN MILLIONS                                          ----------------     ----      ----
Goodwill.................................................        10 to 40        $367.7    $370.3
Trademarks and other.....................................         3 to 40          18.0      19.5
                                                                                 ------    ------
Intangible assets........................................                         385.7     389.8
Less: Accumulated amortization...........................                         156.5     152.9
                                                                                 ------    ------
Intangible assets -- net of amortization.................                        $229.2    $236.9
                                                                                 ======    ======

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     PROPERTY AND DEPRECIATION -- Property, plant and equipment are carried at cost and depreciated primarily on a straight-line basis over their estimated useful lives. Useful lives range from 20 to 50 years for buildings and improvements and from three to 17 years for machinery and equipment.

     SOFTWARE COSTS -- The Company defers significant software development project costs and amortizes them over their estimated useful lives beginning with the project's completion. As of December 31, 2000, the Company deferred $19.1 million of costs for software that is being developed. These costs are expected to be amortized over a five-year period. As of December 31, 1999, all previously deferred software costs were fully amortized.

     DERIVATIVE FINANCIAL AND COMMODITY INSTRUMENTS -- The Company uses a variety of futures, swaps, options and forward contracts in its management of foreign currency exchange rate, commodity price and interest rate exposures. Instruments used as hedges must be effective at reducing the risks associated with the underlying exposure and must be designated as a hedge at the inception of the contract. Accordingly, changes in the market value of the instruments must have a high degree of inverse correlation with changes in the market value or cash flows of the underlying hedged item. Summarized below are the specific accounting policies by market risk category.

     FOREIGN CURRENCY EXCHANGE RATE RISK -- The Company uses forward contracts, purchased options and currency swap agreements to manage foreign currency exchange rate risk related to certain projected cash flows from foreign operations and net investments in foreign subsidiaries. The fair value method is used to account for these instruments. Under the fair value method, the instruments are carried at fair value in the consolidated balance sheets as a component of other current assets (deferred charges) or other accrued liabilities (deferred revenue). Changes in the fair value of derivative instruments that are used to manage exchange rate risk in foreign currency denominated cash flows and net investments in highly inflationary economies are recognized in the consolidated statements of income as foreign exchange loss or gain. Changes in the fair value of such instruments used to manage exchange rate risk on net investments in economies that are not highly inflationary are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income in common shareholders' equity. To the extent an instrument is no longer effective as a hedge of a net investment due to a change in the underlying exposure, losses and gains are recognized currently in the consolidated statements of income as foreign exchange loss or gain.

     COMMODITY PRICE RISK -- The Company uses commodity futures and options to reduce price exposures on commodity inventories or anticipated purchases of commodities. The deferral method is used to account for those instruments that effectively hedge the Company's price exposures. For hedges of anticipated transactions, the significant characteristics and terms of the anticipated transaction must be identified, and the transaction must be probable of occurring to qualify for deferral method accounting. Under the deferral method, gains and losses on derivative instruments are deferred in the consolidated balance sheets as a component of other current assets (if a loss) or other accrued liabilities (if a gain) until the underlying inventory being hedged is sold. As the hedged inventory is sold, the deferred gains and losses are recognized in the consolidated statements of income as a component of cost of goods sold. Derivative instruments that do not meet the above criteria required for deferral treatment are accounted for under the fair value method, with gains and losses recognized currently in the consolidated statements of income as a component of cost of goods sold.

     INTEREST RATE RISK -- The Company uses interest rate swap agreements to manage its exposure to changes in interest rates and to balance the mix of its fixed and floating rate debt. The settlement costs of terminated swap agreements are reported in the consolidated balance sheets as a component of other assets and are amortized over the life of the original swap agreements. The amortization of the settlement amounts is reported in the consolidated statements of income as a component of interest expense.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     FOREIGN CURRENCY TRANSLATION -- Assets and liabilities of the Company's foreign subsidiaries, other than those located in highly inflationary countries, are translated at current exchange rates, while income and expense are translated at average rates for the period. For entities in countries designated as highly inflationary, a combination of current and historical rates is used to determine foreign currency gains and losses resulting from financial statement translation. Translation gains and losses are reported as a component of accumulated other comprehensive income in common shareholders' equity, except for those associated with countries designated as highly inflationary, which are reported directly in the consolidated statements of income.

     REVENUE -- In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company recognizes sales to unaffiliated customers consistent with customer terms. Customers generally do not have the right to return products. Net sales include adjustments for cash discounts and other customer offers, which involve the use of estimates.

     ADVERTISING AND MERCHANDISING EXPENSES -- In accordance with Statement of Position No. 93-7, "Reporting on Advertising Costs," the Company expenses all advertising expenditures as incurred except for production costs which are deferred and expensed when advertisements run for the first time. The amount of production costs deferred and included in the consolidated balance sheets as of December 31, 2000 and 1999, was $15.8 million and $7.7 million, respectively. Merchandising expenses include the costs of coupons, trade promotions, in-store displays, product sampling, contests and certain other expenses to support consumer promotions, often in conjunction with customers. The Company expenses merchandising costs as incurred.

     INCOME TAXES -- The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the bases of assets and liabilities. Current deferred tax assets and liabilities are netted in the consolidated balance sheets as are long-term deferred tax assets and liabilities. Income taxes have been provided on all of the $165.3 million of unremitted earnings from foreign subsidiaries. Taxes are not provided on earnings expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments and the related tax accruals are in the consolidated balance sheets. To the extent tax accruals differ from actual payments or assessments, the accruals will be adjusted through the provision for income taxes.

     SEGMENT REPORTING -- In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, the discussion of results by business segment is consistent with how the Company's management assesses performance. The Company reports several foods, beverages and divested business segments. In determining the operating income or loss of each segment, restructuring charges, asset impairment losses, divestiture gains and losses and certain other expenses, such as income taxes, general corporate expenses and net financing costs, are not allocated to operating segments. The Company's foods business segments include a portfolio of food brands, which together represent approximately 60 percent of total business segment results. U.S. and Canadian Foods includes hot and ready-to-eat cereals, grain-based snacks, flavored rice and pasta, mixes, syrups, corn products and results from Altus. Latin American Foods includes Quaker brand cereals and snacks; Coqueiro brand canned fish; Toddy and ToddYnho chocolate powder and beverages; and FrescAvena oat-based beverage powders. Other Foods includes the combined results of the European and Asia/Pacific foods businesses. The Company's beverages segments primarily represent results from Gatorade thirst quencher, the Company's largest and fastest growing brand. U.S. and Canadian Beverages, Latin American Beverages and Other Beverages (the combined European and Asia/Pacific businesses) all include results from Gatorade thirst quencher. U.S. and Canadian Beverages also includes results from Propel fitness water. The Divested Businesses segment includes historical results for businesses that have been sold by the Company.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     CURRENT AND PENDING ACCOUNTING CHANGES -- In 2000, the EITF discussed a number of topics related to certain expenses that the Company reports in merchandising expense, a component of SG&A expenses. In January 2001, the EITF issued No. 00-22, which requires certain rebate offers and free products that are delivered subsequent to a single exchange transaction to be recognized when incurred and reported as a reduction of revenue. EITF No. 00-14 was issued in May 2000 and subsequently amended in November 2000. This guidance requires certain coupons, rebate offers and free products offered concurrently with a single exchange transaction with a customer to be recognized when incurred and reported as a reduction of revenue. The Company is required to adopt EITF No. 00-22 and No. 00-14 for the first quarter ending March 31, 2001, and the second quarter ending June 30, 2001, respectively. The Company expects the adoptions of EITF No. 00-22 and No. 00-14 to result in a reclassification of expenses and a restatement to reduce previously reported net sales and SG&A expenses. As the Company has not tracked the components of merchandising expenses discussed above separate from certain other merchandising expenses, the amount of these changes has not been finalized. The Company expects that these reclassifications may result in up to a $60 million reduction in net sales and a corresponding decrease in SG&A expenses in each of the three years ended December 31, 2000, 1999 and 1998. In each of these three years, this reduction is expected to lower net sales by approximately 1 percent. Earnings will not be affected and the Company does not expect the adoption of these accounting changes to have a material effect on reported growth rates.

     In July 2000, the EITF issued No. 00-15, which concluded that the tax deduction received by the Company upon exercise of a nonqualified stock option by an employee should be classified in the statement of cash flows as a cash flow from operations and disclosed if material. EITF No. 00-15 was adopted in September 2000. As a result, the Company updated the presentation of cash flows from operating activities to disclose this amount as a separate line item for all periods presented.

     In June of 1998 and 1999, the FASB issued SFAS No. 133 and No. 137, respectively. The FASB issued SFAS No. 138 to amend SFAS No. 133, in June 2000. Collectively, these statements are intended to represent the comprehensive guidance on accounting for derivatives and hedging activities. These statements establish accounting and reporting standards requiring that certain derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results of the hedged item in the income statement, and require that the Company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting.

     The Company completed its detailed implementation plan to adopt these new hedge accounting standards. The Company adopted these new standards on January 1, 2001, and will record the effect of the transition to these new accounting requirements in the results for the first quarter of 2001. The effect of adopting these accounting changes will not be material to the Company's results of operations. Once adopted, these new standards could increase volatility in reported earnings and other comprehensive income of the Company.

     ESTIMATES AND ASSUMPTIONS -- The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2
RESTRUCTURING CHARGES, ASSET IMPAIRMENT LOSSES AND DIVESTITURES

     The following summarizes the charges, net of reserve adjustments, recorded in 2000:

                                                                RESTRUCTURING      ASSET                       TOTAL
                                                                   CHARGES       IMPAIRMENT    DIVESTITURE    LOSSES
                                                                   (GAINS)         LOSSES        (GAINS)      (GAINS)
DOLLARS IN MILLIONS                                             -------------    ----------    -----------    -------
Supply chain reconfiguration project........................        $64.4          $120.1         $  --       $184.5
Other U.S. organization alignments..........................          9.4              --            --          9.4
Other Beverages Europe restructuring........................          0.4              --            --          0.4
                                                                    -----          ------         -----       ------
  Charges before reserve adjustments........................         74.2           120.1            --        194.3
                                                                    -----          ------         -----       ------
Adjustments to prior-period reserves........................         (9.0)             --          (2.8)       (11.8)
                                                                    -----          ------         -----       ------
Total.......................................................        $65.2          $120.1         $(2.8)      $182.5
                                                                    =====          ======         =====       ======

     SUPPLY CHAIN RECONFIGURATION PROJECT -- Total charges of $184.5 million were recognized in 2000 related to a supply chain reconfiguration project announced in September 1999. The three-year project to upgrade and optimize the Company's manufacturing and distribution capabilities in North America involves the rationalization of U.S. and Canadian Foods operations, an expansion of U.S. beverage manufacturing and a reconfiguration of the Company's food and beverage logistics network.

     In 2000, the Company adopted plans to close two cereal manufacturing facilities and two distribution centers in the United States, which resulted in restructuring charges of $64.4 million in 2000. The restructuring charges, primarily attributable to the Company's U.S. and Canadian Foods operations, were comprised of severance and termination benefits and other shut-down costs. In addition, the Company recognized asset impairment losses of $120.1 million attributable to the U.S. and Canadian Foods operations. As a result of the negotiation of a significant contract manufacturing agreement and completion of decisional and effects bargaining required to close the two cereal manufacturing facilities, the Company evaluated the recoverability of its affected long-lived assets pursuant to the provisions of SFAS No. 121. The affected assets (land, buildings and production machinery and equipment) were determined to be held for use, as they are integral to the Company's operations until the migration of production activity to other facilities is completed. Because the carrying value of the affected long-lived assets exceeded the projected future undiscounted cash flows, the Company was required to reduce the carrying value of the long-lived assets to fair value and recognize asset impairment losses. The fair value of affected assets was determined based on analyses of the current liquidation values of similar assets.

     As of December 31, 2000, the Company recognized total charges of $192.5 million, consisting of $184.5 million in 2000 and $8.0 million in 1999, related to this project. Total charges for this project are expected to be approximately $200 million, including additional charges expected to be recorded over the next two years. Ongoing cost savings resulting from this project were approximately $5 million in 1999 and rose approximately $13 million to approximately $18 million in 2000. Ongoing cost savings are expected to increase to approximately $40 million in 2001 and to reach the full amount of approximately $65 million annually beginning in 2002 and going forward. Eighty percent of the savings are expected to be in cash.

     OTHER 2000 RESTRUCTURING ACTIONS -- During 2000, the Company restructured its human resources department, closed an administrative office in California and a small leased Gatorade manufacturing facility in Puerto Rico, and decentralized certain U.S. customer service functions. As a result of these actions, the Company eliminated approximately 55 positions. Restructuring charges of $9.4 million were recognized in 2000 for severance and termination benefits and shut-down costs. Annual savings from these actions, approximately $10 million, began mid-year 2000 and are expected to be primarily in cash. The Company recognized restructuring charges of $0.4 million, primarily for severance benefits due to the elimination of several positions in Spain. Annual savings are not material. The Company continues to evaluate strategies and cost-savings initiatives, which could result in future charges.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following summarizes restructuring charges and divestiture gains, net of reserve adjustments, in 1999:

                                                                RESTRUCTURING                    TOTAL
                                                                   CHARGES       DIVESTITURE    LOSSES
                                                                   (GAINS)         (GAINS)      (GAINS)
DOLLARS IN MILLIONS                                             -------------    -----------    -------
Supply chain reconfiguration project........................        $ 8.0           $  --        $ 8.0
U.S. customer organization alignment........................          4.7              --          4.7
Brazilian pasta business, divested April 1999...............           --            (5.1)        (5.1)
                                                                    -----           -----        -----
  Charges (gains) before reserve adjustments................        $12.7           $(5.1)       $ 7.6
                                                                    -----           -----        -----
Adjustments to prior-period reserves........................         (8.8)           (1.1)        (9.9)
                                                                    -----           -----        -----
Total.......................................................        $ 3.9           $(6.2)       $(2.3)
                                                                    =====           =====        =====

     1999 restructuring charges totaled $12.7 million. Two sales offices were closed, and approximately 45 positions were eliminated, resulting in restructuring charges of $4.7 million for severance and termination benefits, asset write-offs and losses on leases. Annual savings resulting from this action of approximately $5 million were reflected in the U.S. and Canadian Foods and Beverages businesses beginning in 2000. The Company also recorded $8.0 million of restructuring charges related to the previously discussed supply chain reconfiguration project announced in September 1999. Several cereal manufacturing lines were consolidated and early retirement was offered to certain employees to eliminate approximately 68 positions.

     In 1999, the Company divested its Brazilian pasta business for $14.3 million and recognized a divestiture gain of $5.1 million.

     The following summarizes restructuring charges, asset impairment losses and combined divestiture losses in 1998:

                                                                                   ASSET           NET
                                                                RESTRUCTURING    IMPAIRMENT    DIVESTITURE    TOTAL
                                                                   CHARGES         LOSSES        LOSSES       LOSSES
DOLLARS IN MILLIONS                                             -------------    ----------    -----------    ------
Organization alignment......................................        $41.5          $  --          $ --        $ 41.5
Plant consolidations........................................         19.2             --            --          19.2
Asian reorganization........................................         29.0           15.1            --          44.1
Brazilian pasta business impairment.........................           --           23.0            --          23.0
Several business divestitures and related impairments.......           --             --           0.7           0.7
                                                                    -----          -----          ----        ------
Total.......................................................        $89.7          $38.1          $0.7        $128.5
                                                                    =====          =====          ====        ======

     In 1998, the Company initiated numerous actions to improve future profitability. These actions resulted in $89.7 million in restructuring charges and were divided into three categories: organization alignment, plant consolidations and a reorganization in Asia. Charges for organization alignment activities totaled $41.5 million. The Company aligned its foods and beverages businesses, combining sales, supply chain and certain administrative functions to realize synergies and maximize scale. These actions resulted in the elimination of approximately 550 positions worldwide, as a layer of executive management was removed and sales and administrative offices and functions were consolidated. Plant consolidations in the United States and Latin America resulted in charges of $18.3 million and $0.9 million, respectively, and the elimination of approximately 300 positions. In light of disappointing performance and a weak economic environment, the Company revised its operational strategy for Asia. The going-forward focus was shifted toward building the Gatorade business in China. The Asia reorganization resulted in $29.0 million in charges for plant and sales and administrative office closures, restructuring of certain joint ventures and the elimination of approximately 450 positions. The 1998 restructuring charges were composed of severance and other termination benefits, asset write-offs, losses on leases and other shut-down costs. Savings from these actions primarily began in 1999 and were estimated to be $65 million annually, with approximately 90 percent of the savings in cash.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In 1998, the Company recorded $38.1 million of asset impairment losses related to ongoing businesses. In conjunction with the Company's ongoing review of underperforming businesses, certain assets were reviewed for impairment pursuant to the provisions of SFAS No. 121. During 1998, the China foods and Brazilian pasta businesses were determined to be impaired. Accordingly, losses of $15.1 million and $23.0 million on these impaired Chinese and Brazilian businesses, respectively, were recorded in order to adjust the carrying value of the long-lived assets of these businesses to fair value. The estimated fair value of these assets was based on various methodologies, including a discounted value of estimated future cash flows and liquidation analyses.

     Charges for asset impairment losses related to divested businesses were also recorded in 1998. The Company divested the following U.S. food businesses in 1998 for a total of $192.7 million and realized a combined loss of $0.7 million, including related impairment losses:

                                                                                   ASSET       (GAINS)     TOTAL
                                                                DIVESTITURE      IMPAIRMENT    LOSSES     (GAINS)
                                                                    DATE           LOSSES      ON SALE    LOSSES
DOLLARS IN MILLIONS                                             -----------      ----------    -------    -------
Ardmore Farms juice........................................       August 1998      $  --       $ (2.5)    $ (2.5)
Continental Coffee.........................................    September 1998       40.0         (5.1)      34.9
Nile Spice soup cup........................................     December 1998       25.4          3.1       28.5
Liqui-Dri biscuit..........................................     December 1998         --        (60.2)     (60.2)
                                                                                   -----       ------     ------
Total Losses (Gains).......................................                        $65.4       $(64.7)    $  0.7
                                                                                   =====       ======     ======

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     RESTRUCTURING RESERVES -- Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and the Board of Directors. Adjustments to reduce prior-period restructuring reserves were $9.0 million and $8.8 million in 2000 and 1999, respectively. These adjustments were primarily due to higher than anticipated proceeds on the sales of closed facilities and certain other changes from previously estimated amounts. The remaining restructuring reserve balances are considered adequate to cover committed restructuring actions.

     The restructuring reserve balances as of December 31, 2000, and utilization to date were as follows:

                                                                                          AS OF DECEMBER 31, 2000
                                                           AMOUNTS CHARGED           ---------------------------------
                                                     ----------------------------    AMOUNTS     AMOUNTS     REMAINING
                                                      CASH     NON-CASH    TOTAL     UTILIZED    ADJUSTED     RESERVE
DOLLARS IN MILLIONS                                   ----     --------    -----     --------    --------    ---------
2000
Severance and termination benefits...............    $ 43.3     $  --      $ 43.3    $  (8.8)     $   --       $34.5
Asset write-offs.................................        --       5.7         5.7       (4.6)         --         1.1
Loss on leases and other.........................      25.2        --        25.2      (18.5)         --         6.7
                                                     ------     -----      ------    -------      ------       -----
Sub-total........................................      68.5       5.7        74.2      (31.9)         --        42.3
                                                     ------     -----      ------    -------      ------       -----
1999
Severance and termination benefits...............       2.1        --         2.1       (2.1)         --          --
Asset write-offs.................................        --       5.6         5.6       (3.7)       (1.9)         --
Loss on leases and other.........................       2.8       2.2         5.0       (3.5)       (1.5)         --
                                                     ------     -----      ------    -------      ------       -----
Sub-total........................................       4.9       7.8        12.7       (9.3)       (3.4)         --
                                                     ------     -----      ------    -------      ------       -----
1998
Severance and termination benefits...............      41.3        --        41.3      (40.5)       (0.5)        0.3
Asset write-offs.................................        --      29.6        29.6      (24.6)       (5.0)         --
Loss on leases and other.........................      17.8       1.0        18.8      (14.0)       (3.1)        1.7
                                                     ------     -----      ------    -------      ------       -----
Sub-total........................................      59.1      30.6        89.7      (79.1)       (8.6)        2.0
                                                     ------     -----      ------    -------      ------       -----
1997
Severance and termination benefits...............      12.6        --        12.6      (12.1)       (0.5)         --
Asset write-offs.................................        --      49.1        49.1      (43.8)       (5.3)         --
Loss on leases and other.........................       4.2        --         4.2       (3.4)         --         0.8
                                                     ------     -----      ------    -------      ------       -----
Sub-total........................................      16.8      49.1        65.9      (59.3)       (5.8)        0.8
                                                     ------     -----      ------    -------      ------       -----
Total............................................    $149.3     $93.2      $242.5    $(179.6)     $(17.8)      $45.1
                                                     ======     =====      ======    =======      ======       =====

NOTE 3
TRADE ACCOUNTS RECEIVABLE ALLOWANCES

                                                                  2000        1999        1998
DOLLARS IN MILLIONS                                               ----        ----        ----
Balance at beginning of year................................      $24.5      $ 21.2      $ 22.3
Provision for doubtful accounts.............................        2.3         6.0         4.0
Provision for discounts and allowances......................       43.2        41.8        30.0
Write-offs of doubtful accounts -- net of recoveries........       (1.1)       (2.5)       (3.6)
Discounts and allowances taken..............................      (45.1)      (40.6)      (31.0)
Effect of divestitures......................................         --         0.1        (0.3)
Effect of exchange rate changes and other...................       (2.2)       (1.5)       (0.2)
                                                                  -----      ------      ------
Balance at end of year......................................      $21.6      $ 24.5      $ 21.2
                                                                  =====      ======      ======

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4
COMPREHENSIVE INCOME

     Total comprehensive income for the years ended December 31, 2000, 1999 and 1998, was $344.4 million, $440.0 million and $286.8 million, respectively. Total comprehensive income for the Company includes net income; foreign currency translation adjustments, net of tax; and unrealized gains on marketable securities, net of reclassification adjustments for realized gains included in net income.

     Accumulated other comprehensive income included in the consolidated statements of common shareholders' equity as of December 31, 2000 and 1999, consisted solely of cumulative translation adjustments. As of December 31, 1998, accumulated other comprehensive income included cumulative translation adjustment losses of $80.5 million and unrealized gains on marketable securities of $0.4 million.

     The unrealized gains on marketable securities, net of reclassification adjustments, included in the consolidated statements of common shareholders' equity for the years ended December 31, 2000, 1999 and 1998, were determined as follows:

                                                                2000     1999     1998
DOLLARS IN MILLIONS                                             ----     ----     ----
Unrealized holding gains arising during period..............    $ 4.7    $ 6.7    $ 5.1
Less: adjustments to reclassify realized gains to net
  income....................................................     (4.7)    (7.1)    (4.7)
                                                                -----    -----    -----
Net unrealized gains on marketable securities...............    $  --    $(0.4)   $ 0.4
                                                                =====    =====    =====

NOTE 5
FINANCIAL INSTRUMENTS

     The Company uses various financial instruments in the course of its operations, including certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable. In addition, the Company uses short-term and long-term debt to fund operating requirements and derivative financial and commodity instruments to manage its exposure to foreign currency exchange rate, commodity price and interest rate risks. The counterparties to the Company's financial instruments are primarily major financial institutions. The Company continually evaluates the creditworthiness of these major financial institutions and has never experienced, nor does it anticipate, nonperformance by any of these institutions.

     MARKETABLE SECURITIES -- During 2000 and 1999, the Company made investments in marketable securities. These marketable securities were available for sale and primarily consisted of investments in mutual funds in 2000 and mutual funds and preferred stock in 1999. These investments were held less than 12 months and classified as marketable securities in the consolidated balance sheets. Realized gains on the sales of marketable securities of $4.7 million and $7.1 million in 2000 and 1999, respectively, were included in selling, general and administrative expenses. As of December 31, 2000 and 1999, the Company's investments in marketable securities totaled $0.3 million and approximated fair value.

DEBT INSTRUMENTS

     REVOLVING CREDIT FACILITIES AND SHORT-TERM DEBT -- The Company currently has a $335.0 million annually extendible five-year revolving credit facility and a $165.0 million, 364-day extendible revolving credit facility which may, at the Company's option, be converted into a two-year term loan. Both facilities are with various banks. Credit facilities are also available for direct borrowings. There were no direct borrowings in 2000 or in 1999. The revolving credit facilities require the Company and certain domestic subsidiaries to maintain certain financial ratios.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Short-term debt consists of notes payable to banks in foreign countries, which totaled $81.6 million and $73.3 million as of December 31, 2000 and 1999, respectively. The carrying value of short-term debt approximates fair value due to the short-term maturity of the instruments. The weighted average interest rate on all short-term debt outstanding was 6.7 percent as of December 31, 2000 and 1999. Nominal interest rates in countries designated as highly inflationary have been adjusted for currency devaluation to express interest rates in U.S. dollar terms.

     LONG-TERM DEBT -- The carrying value of long-term debt, including current maturities, as of December 31, 2000 and 1999, is summarized below:

                                                                                2000        1999
DOLLARS IN MILLIONS                                                             ----        ----
7.76% Senior ESOP notes due through 2001...................................    $ 27.2      $ 38.5
8.00% Senior ESOP notes due through 2001...................................      13.2        39.0
7.80% -- 7.90% Series A medium-term notes due through 2000.................        --        10.0
8.63% -- 9.34% Series B medium-term notes due through 2019.................     118.0       121.2
6.50% -- 7.48% Series C medium-term notes due through 2024.................     200.0       200.0
6.45% -- 7.78% Series D medium-term notes due through 2026.................     320.0       350.0
11.70% Chinese renmimbi notes due 2001.....................................        --         4.8
5.70% -- 6.63% Industrial Revenue Bonds due through 2009, tax-exempt.......      19.4        19.4
Non-interest bearing installment note due 2014.............................      10.2         9.0
Other......................................................................       4.1         4.3
                                                                               ------      ------
Sub-total..................................................................     712.1       796.2
Less: Current portion of long-term debt....................................      48.0        81.2
                                                                               ------      ------
Long-term debt.............................................................    $664.1      $715.0
                                                                               ======      ======

     The fair value of long-term debt, including current maturities, was $757.0 million and $785.6 million as of December 31, 2000 and 1999, respectively. Fair value was based on market prices for the same or similar issues, or on the current rates offered to the Company for similar debt of the same maturities.

     The non-interest bearing installment note due 2014, with a face value of $55.5 million, had an unamortized discount of $45.3 million and $46.5 million as of December 31, 2000 and 1999, respectively, based on an imputed interest rate of 13 percent.

     Total required payments for long-term debt maturing over the next five years are as follows:

                                                                2001     2002     2003     2004      2005
DOLLARS IN MILLIONS                                             ----     ----     ----     ----      ----
Required payments...........................................    $47.9    $48.6    $27.9    $47.4    $106.2
                                                                =====    =====    =====    =====    ======

     DERIVATIVE INSTRUMENTS -- The primary derivative instruments used by the Company are foreign exchange forward contracts, purchased foreign currency options, interest rate swap agreements and commodity options and futures contracts. The Company actively monitors its exposure to foreign currency exchange rate, commodity price and interest rate risks and uses derivative financial and commodity instruments to manage the impact of certain of these risks. The Company's policy is to use derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use these instruments with the objective of earning financial gains on the exchange rate, commodity price or interest rate fluctuations alone, nor does it use instruments where there are not underlying exposures. Complex instruments involving leverage or multipliers are not used. Management believes that its use of derivative instruments to manage risk is in the Company's best interest.

     During 2000, the Company executed certain hedging instruments to manage exposure to Canadian, European and Mexican currency movements. The Company plans to continue to use foreign currency hedge instruments, where appropriate, to manage exposure to potentially significant currency movements. Where hedging opportunities are not available, the exposures are addressed through managing net asset positions and borrowing or investing in a combination of local currency and U.S. dollars.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

BALANCE SHEET HEDGES

     NET INVESTMENT HEDGES -- The Company's significant net investment hedges and the related foreign currency net investments and net exposures as of December 31, 2000, were as follows:

                                                                NET INVESTMENT    NET HEDGE    NET EXPOSURE
DOLLARS IN MILLIONS                                             --------------    ---------    ------------
Currency:
  German marks..............................................        $18.0           $11.2         $ 6.8
  Dutch guilders............................................        $14.8           $ 8.5         $ 6.3
  Italian liras.............................................        $34.9           $ 2.0         $32.9

     The Company actively monitors its net exposures and adjusts the hedge amounts as appropriate. The net hedges are stated on an after-tax basis. The net exposures are subject to gain or loss if foreign currency exchange rates fluctuate.

     The Company had no outstanding balance sheet forward contract hedges as of December 31, 2000 and 1999.

INCOME STATEMENT HEDGES

     FOREIGN CURRENCY HEDGES -- The Company uses foreign currency options and forward contracts to manage the impact of foreign currency fluctuations recognized in the Company's operating results. Included in the consolidated statements of income were losses (gains) from foreign currency hedge instruments of $3.7 million, $1.0 million and $(0.8) million in 2000, 1999 and 1998, respectively. As of December 31, 2000, the Company had $8.2 million in forward contracts outstanding to manage exposure to foreign currency movements. These contracts mature in 2001.

     COMMODITY OPTIONS AND FUTURES -- The Company uses commodity options and futures contracts to manage price exposures on commodity inventories or anticipated purchases of commodities. The Company regularly hedges purchases of oats, corn, corn sweetener and wheat. Of the $2.29 billion in cost of goods sold, approximately $95 million to $125 million is in commodities that may be hedged. The Company's strategy is typically to hedge certain production requirements for various periods up to 12 months. As of December 31, 2000 and 1999, approximately 15 percent and 55 percent, respectively, of hedgeable production requirements for the next 12 months were hedged. Deferred unrecognized losses related to commodity options and futures contracts as of December 31, 2000 and 1999, were $0.1 million and $0.9 million, respectively. Realized losses charged to cost of goods sold in 2000, 1999 and 1998, were $2.0 million, $2.5 million and $13.5 million, respectively.

     The fair values of these commodity instruments as of December 31, 2000 and 1999, based on quotes from brokers, were net gains of $0.6 million and net losses of $1.0 million, respectively.

     INTEREST RATE HEDGES -- The Company actively monitors its interest rate exposure. The Company uses swap agreements to manage its exposure to fluctuations in interest rates. In 2000 and 1999, the Company entered into fixed-to-floating interest rate swap agreements to increase floating rate exposure. In 2000, the Company entered into an interest rate swap agreement with a notional value of $13.4 million, to exchange fixed for floating-rate debt. This swap agreement matures in May 2006. In 1999, the Company entered into cancelable interest rate swap agreements with a notional value of $80.0 million. In 2000, the counterparties exercised the options to cancel these agreements effective March 15, 2001. Interest differentials to be received or paid on the swaps are recognized in the consolidated statements of income as a reduction or increase in interest expense, respectively.

     In 1995, the Company entered into interest rate swap agreements with a notional value of $150.0 million. The swap agreements were used to hedge fixed interest rate risk related to anticipated issuance of long-term debt. The swap agreements were subsequently terminated at a cost of $11.9 million as long-term debt was issued. Included in the consolidated balance sheets as of December 31, 2000 and 1999, were $3.5 million and $4.5 million, respectively, of prepaid interest expense as settlement of the 1995 interest rate swap agreements. Prepaid interest expense is recognized in the consolidated statements of income on a straight-line basis over the original term of the swap agreements, which ranged from three to 10 years. The carrying value of the settled interest rate swap agreements approximates the fair value of the swap at the settlement date less amortized interest. Amounts included in interest expense related to the interest rate swap agreements were $1.0 million, $1.2 million and $1.4 million in 2000, 1999 and 1998, respectively.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6
CAPITAL STOCK

     During 2000, the Company repurchased 3.6 million shares of its outstanding common stock for $235.9 million under its $1 billion repurchase program announced in March 1998. On December 4, 2000, the date the Company announced the discontinuance of its $1 billion repurchase program, total repurchases under the plan were $870.8 million.

     The Company is authorized to issue 10 million shares of preferred stock in series, with terms fixed by resolution of the Board of Directors. Four million shares of Series C Junior Participating Preferred Stock have been reserved for issuance in connection with the Shareholder Rights Plan. See Note 9 for further discussion.

     An additional 1,750,000 shares of Series B Employee Stock Ownership Plan
(ESOP) Convertible Preferred Stock (Series B Stock) have been reserved for issuance in connection with the Company's ESOP. As of December 31, 2000, 1,282,051 shares of the Series B Stock had been issued and 840,582 shares were outstanding, which are each convertible into 2.1576 shares of the Company's common stock. The Series B Stock will be issued only for the ESOP and will not be traded on the open market.

     The Company is also authorized to issue one million shares of redeemable preference stock, none of which had been issued as of December 31, 2000.

     On December 2, 2000, in connection with the execution of the merger agreement, PepsiCo and the Company entered into a stock option agreement. The Company granted PepsiCo an option to purchase up to 26,129,000 shares of the Company's common stock, or approximately 19.9 percent of the Company's common stock issued and outstanding, at a price per share of $95.00. The exercise price and number of option shares are subject to certain antidilution and other adjustments specified in the stock option agreement. PepsiCo can exercise the option in whole or in part at any time after the occurrence (but prior to the termination of the option) of any event obligating the Company to pay the cash termination fee payable to PepsiCo pursuant to the merger agreement.

NOTE 7
DEFERRED COMPENSATION

     The ESOP was established to issue debt and to use the proceeds of such debt to acquire shares of the Company's stock for future allocation to ESOP participants. The ESOP borrowings are included in long-term debt in the Company's consolidated balance sheets. See Note 5 for further discussion of ESOP notes.

     Deferred compensation of $48.4 million as of December 31, 2000, primarily represents the Company's payment of future compensation expense related to the ESOP. As the Company makes annual contributions to the ESOP, these contributions, along with the dividends accumulated on the common and preferred stock held by the ESOP, are used to repay the outstanding loans. As the loans are repaid, common and preferred stock are allocated to ESOP participants and deferred compensation is reduced by the amount of the principal payments on the loans.

     The following table presents the ESOP loan payments:

                                                                2000          1999
DOLLARS IN MILLIONS                                             ----          ----
Principal payments..........................................    $37.1         $33.0
Interest payments...........................................      5.9           8.5
                                                                -----         -----
Total ESOP payments.........................................    $43.0         $41.5
                                                                =====         =====

     As of December 31, 2000, 4,806,229 shares of common stock and 625,018 shares of preferred stock were held in the accounts of ESOP participants. The final ESOP award will be made in 2001.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8
EMPLOYEE STOCK OPTION AND AWARD PLANS

     In May 1998, the Company's shareholders adopted The Quaker Long Term Incentive Plan of 1999 (Plan) to replace the Quaker Long Term Incentive Plan of 1990. The purpose of the Plan is to promote the interests of the Company and its shareholders by providing the officers and other key employees with additional incentives and the opportunity, through stock ownership, to increase their proprietary interest in the Company and their personal interest in its continued success. The Plan provides for benefits to be awarded in a variety of ways, with stock options being used most frequently. Approximately 12 million shares of common stock have been authorized for grant under the Plan.

     Stock options may be granted for the purchase of common stock at a price not less than the fair market value on the date of grant. Generally, the exercise price of each stock option equals the market price of the Company's stock on the date of grant. Options are generally exercisable after one or more years and expire no later than 10 years from the date of grant. As of December 31, 2000, 747 persons held such options.

     The Company has elected to disclose the pro forma effects of SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed under the provisions of this statement, the Company will continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the stock options awarded under the Plan. Accordingly, no compensation cost has been recognized for these stock options.

     All options and restricted stock awarded under the Plan are subject to change in control provisions which are generally described under "Termination and Change in Control Benefits" in Part III of this Form 10-K. The specific treatment of options and restricted stock in connection with the Company's proposed merger transaction with PepsiCo, Inc. is described under "Change in Control Arrangements" in Part III of this Form 10-K.

     Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's net income and net income per share would have been the pro forma amounts indicated below:

                                                                      2000           1999           1998
DOLLARS IN MILLIONS (EXCEPT PER SHARE DATA)                           ----           ----           ----
Net income:
  As reported...............................................         $360.6         $455.0         $284.5
  Pro forma.................................................         $342.4         $439.0         $272.5
                                                                     ------         ------         ------
Net income per share:
  As reported...............................................         $ 2.71         $ 3.36         $ 2.04
  Pro forma.................................................         $ 2.57         $ 3.24         $ 1.95
                                                                     ------         ------         ------
Net income per share -- diluted:
  As reported...............................................         $ 2.61         $ 3.23         $ 1.97
  Pro forma.................................................         $ 2.47         $ 3.12         $ 1.89
                                                                     ------         ------         ------

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The fair value of each option granted during the year is estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

                                                                2000               1999               1998
                                                                ----               ----               ----
Dividend yield........................................        1.5% - 2.3%        1.7% - 2.1%        1.9% - 2.0%
Expected volatility...................................      20.3% - 24.4%      26.2% - 30.3%      18.6% - 20.8%
Risk-free interest rates..............................        5.9% - 6.7%        5.0% - 6.0%        4.7% - 5.7%
Expected lives........................................       4 TO 9 YEARS       3 to 9 years       3 to 8 years

     A summary of the status of the Company's option activity is presented below:

                                                      2000                     1999                     1998
                                             ----------------------   ----------------------   ----------------------
                                                          WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                           AVERAGE                  AVERAGE                  AVERAGE
                                                          EXERCISE                 EXERCISE                 EXERCISE
                                               SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                               ------     ---------     ------     ---------     ------     ---------
Outstanding at beginning of year.........    10,990,659    $44.20     11,608,894    $40.88     13,017,621    $36.25
  Granted................................     2,412,833    $50.28      2,041,050    $53.49      2,399,000    $57.16
  Exercised..............................     3,258,087    $37.48      2,261,364    $34.87      3,326,292    $33.88
  Forfeited..............................       217,787    $53.90        397,921    $48.14        481,435    $45.13
                                             ----------               ----------               ----------
  Outstanding at end of year.............     9,927,618    $47.67     10,990,659    $44.20     11,608,894    $40.88
                                             ==========               ==========               ==========
  Exercisable at end of year.............     5,423,043    $43.93      6,861,634    $39.22      7,842,314    $36.44
Weighted-average fair value of options
  granted during the year................                  $13.87                   $15.42                   $13.84

     The following summarizes information about stock options outstanding at December 31, 2000:

                                                                  OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                                       -----------------------------------------      ------------------------
                                                                        AVERAGE        WEIGHTED-                     WEIGHTED-
                                                                       REMAINING        AVERAGE                       AVERAGE
                                                                      CONTRACTUAL      EXERCISE                      EXERCISE
            RANGE OF EXERCISE PRICES                    SHARES           LIFE            PRICE         SHARES          PRICE
            ------------------------                    ------        -----------      ---------      ---------      ---------
$22.79 - $44.18..................................      3,079,585      4.14 YEARS        $36.83        3,079,585       $36.83
$48.03 - $49.34..................................      3,267,749      8.46 YEARS        $48.94          780,000       $48.03
$53.34 - $75.75..................................      3,580,284      7.81 YEARS        $55.83        1,563,458       $55.88
                                                       ---------                                      ---------
$22.79 - $75.75..................................      9,927,618      6.88 YEARS        $47.67        5,423,043       $43.93
                                                       =========                                      =========

     Under the Plan, restricted stock awards grant shares of the Company's common stock to key officers and employees. These shares are subject to a restriction period from the date of grant, during which time they may not be sold, assigned, pledged or otherwise encumbered. The number of shares or stock units of the Company's common stock awarded in 2000, 1999 and 1998, were 89,653, 87,046 and 55,981, respectively. Restrictions on these awards lapse after a period of time designated by the Compensation Committee of the Board of Directors.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9
SHAREHOLDER RIGHTS PLAN

     The Company's Shareholder Rights Plan (Plan) is designed to deter coercive or unfair takeover tactics and to prevent a person or group from gaining control of the Company without offering a fair price to all shareholders. Under the terms of the Plan, all common shareholders own one "Right" per outstanding share of common stock entitling them to purchase from the Company one one-hundredth of a share of Series C Junior Participating Preferred Stock at an exercise price of $150.00. The Rights become exercisable 10 days after a public announcement that a person or group has acquired shares representing 15 percent or more of the outstanding shares of common stock, or 15 business days following commencement of a tender offer for 15 percent or more of such outstanding shares of common stock.

     The Company can redeem the Rights for $0.01 per Right at any time prior to their becoming exercisable. The Rights will expire on July 31, 2006, unless redeemed earlier by the Company or exchanged for common stock. If after the Rights become exercisable the Company is involved in a merger or other business combination at any time when there is a holder of 15 percent or more of the Company's stock, the Rights will then entitle holders, upon exercise of the Rights, to receive shares of common stock of the acquiring or surviving company with a market value equal to twice the exercise price of each Right. There is an exemption for any issuance of common stock by the Company directly to any person, even if that person would become the beneficial owner of 15 percent or more of the common stock, provided that such person does not acquire any additional shares of common stock. The Rights described in this paragraph shall not apply to an acquisition, merger, or consolidation which is determined by a majority of the Company's independent directors, after consulting one or more investment banking firms, to be fair and otherwise in the best interest of the Company and its shareholders. The Rights do not apply to the proposed merger with PepsiCo, which was approved by the Company's Board of Directors.

NOTE 10
PENSION AND POSTRETIREMENT PLANS

     The Company has various pension plans covering substantially all U.S. employees and certain foreign employees. Plan benefits (Pension Benefits) are based on compensation paid to employees and their years of service. Company policy is to make contributions to its U.S. plans within the maximum amount deductible for Federal income tax purposes. Plan assets consist primarily of equity securities and government, corporate and other fixed-income obligations.

     The Company also has various postretirement health care plans covering substantially all U.S. employees and certain foreign employees. The plans provide for the payment of certain health care and life insurance benefits (Postretirement Benefits) for retired employees who meet certain service-related eligibility requirements. The Company funds only the plans' annual cash requirements.

     Changes in the balances of prepaid assets and long-term liabilities related to pension and postretirement benefits resulted in income of $28.8 million in 2000, which primarily impacted U.S. and Canadian operations and was reflected approximately 50 percent in cost of goods sold and 50 percent in selling, general and administrative expenses. In 1999 and 1998, changes in balances resulted in an expense of $3.3 million and $14.7 million, respectively.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

TOTAL COMPANY BENEFIT COSTS

     The components of net periodic benefit (income) costs for the plans were as follows:

                                                                            PENSION BENEFITS
                                                                   -----------------------------------
                                                                    2000          1999          1998
DOLLARS IN MILLIONS                                                 ----          ----          ----
Components of net periodic benefit (income) costs:
  Service cost..............................................       $  28.1       $  34.2       $  33.7
  Interest cost.............................................          83.6          80.1          76.3
  Expected return on plan assets............................        (126.5)       (112.8)       (102.5)
  Amortization of prior service cost........................           6.5           3.2           4.2
  Amortization of transitional asset........................          (0.8)         (0.9)         (0.9)
  Recognized net actuarial gain.............................         (24.6)         (0.2)         (0.8)
  Multi-employer plans......................................           0.4           0.4           0.3
  Termination benefits/curtailment losses...................           5.9           2.2           1.1
                                                                   -------       -------       -------
Net periodic benefit (income) costs.........................       $ (27.4)      $   6.2       $  11.4
                                                                   =======       =======       =======

                                                                         POSTRETIREMENT BENEFITS
                                                                   -----------------------------------
                                                                    2000          1999          1998
DOLLARS IN MILLIONS                                                 ----          ----          ----
Components of net periodic benefit costs:
  Service cost..............................................       $   6.2       $   7.1       $   7.2
  Interest cost.............................................          20.8          19.2          19.5
  Amortization of prior service cost........................           0.5           0.5           0.6
  Recognized net actuarial gain.............................          (0.8)         (0.1)         (0.1)
  Loss (gain) from curtailment..............................           2.1          (0.1)         (0.1)
                                                                   -------       -------       -------
Net periodic benefit costs..................................       $  28.8       $  26.6       $  27.1
                                                                   =======       =======       =======

     The Company incurred $3.8 million, $3.6 million and $5.3 million in costs in 2000, 1999 and 1998, respectively, for defined contribution benefit plans. These costs are not included in the net periodic benefit costs summarized above.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

DOMESTIC OBLIGATIONS AND FUNDED STATUS

     The changes in the benefit obligations and the reconciliations of the funded status of the Company's domestic plans to the statement of financial position were as follows:

                                                                 PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                                              ----------------------      -----------------------
                                                                2000          1999          2000           1999
DOLLARS IN MILLIONS                                             ----          ----          ----           ----
Change in benefit obligations:
  Benefit obligation at beginning of year...................  $  965.4      $1,049.8      $ 263.3        $ 292.5
  Service cost..............................................      22.2          27.0          5.9            6.8
  Interest cost.............................................      73.8          70.3         20.2           18.6
  Benefits paid.............................................     (52.8)        (49.5)       (18.3)         (17.3)
  Actuarial loss (gain).....................................      33.5        (142.8)        18.8          (38.5)
  Plan participant contributions............................        --            --          1.2            1.2
  Plan curtailments.........................................       5.9            --          8.8             --
  Plan amendments...........................................        --          10.6           --             --
                                                              --------      --------      -------        -------
Benefit obligation at end of year...........................  $1,048.0      $  965.4      $ 299.9        $ 263.3
                                                              --------      --------      -------        -------
Change in plan assets:
  Fair value of plan assets at beginning of year............  $1,269.4      $1,141.4      $    --        $    --
  Actual return on assets...................................     (22.3)        173.9           --             --
  Company contributions.....................................       3.9           3.6         17.1           16.1
  Benefits paid.............................................     (52.8)        (49.5)       (18.3)         (17.3)
  Plan participant contributions............................        --            --          1.2            1.2
                                                              --------      --------      -------        -------
Fair value of plan assets at end of year....................  $1,198.2      $1,269.4      $    --        $    --
                                                              --------      --------      -------        -------
Fair value of plan assets greater (less) than benefit
  obligation................................................  $  150.2      $  304.0      $(299.9)       $(263.3)
Unrecognized net actuarial gain.............................    (218.6)       (415.5)        (7.5)         (33.7)
Unrecognized prior service cost.............................      14.9          22.0          3.0            3.4
Unrecognized net liability at transition....................       0.4           0.5           --             --
                                                              --------      --------      -------        -------
Net amounts recognized......................................  $  (53.1)     $  (89.0)     $(304.4)       $(293.6)
                                                              --------      --------      -------        -------
Net amounts recognized consist of:
  Accrued benefit liability.................................  $  (65.1)     $  (89.0)     $(304.4)       $(293.6)
  Prepaid benefit costs.....................................      12.0            --           --             --
                                                              --------      --------      -------        -------
Net amounts recognized......................................  $  (53.1)     $  (89.0)     $(304.4)       $(293.6)
                                                              ========      ========      =======        =======

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $91.4 million, $85.1 million and $27.4 million, respectively, as of December 31, 2000, and $60.5 million, $43.4 million and zero, respectively, as of December 31, 1999.

                                                                 PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                                                -------------------       -----------------------
                                                                2000           1999        2000             1999
WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31                  ----           ----        ----             ----
Discount rate...............................................    7.50%          8.00%       7.50%            8.00%
Expected long-term rate of return on plan assets............    9.75%          9.75%        N/A              N/A
Rate of future compensation increases.......................    4.50%          4.50%        N/A              N/A

-------------------------
N/A: Not applicable

     For measurement purposes, a 6.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 4.5 percent for 2006 and remain at that level thereafter.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     If the health care trend rate was increased one percentage point, postretirement benefit costs for the year ended December 31, 2000, would have been $3.8 million higher, and the accumulated postretirement benefit obligation as of December 31, 2000, would have been $43.0 million higher. If the health care trend rate was decreased one percentage point, postretirement benefit costs for the year ended December 31, 2000, would have been $3.1 million lower, and the accumulated postretirement benefit obligation as of December 31, 2000, would have been $40.0 million lower.

FOREIGN OBLIGATIONS AND FUNDED STATUS

     The changes in the benefit obligations and the reconciliations of the funded status of the Company's foreign plans to the statement of financial position were as follows:

                                                                 PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                                                -------------------      -----------------------
                                                                 2000         1999        2000            1999
DOLLARS IN MILLIONS                                              ----         ----        ----            ----
Change in benefit obligations:
  Benefit obligation at beginning of year...................    $171.1       $169.0      $  8.4          $ 10.1
  Service cost..............................................       5.9          7.2         0.3             0.3
  Interest cost.............................................       9.8          9.8         0.6             0.6
  Benefits paid.............................................      (9.2)       (10.8)       (0.2)           (0.2)
  Actuarial loss (gain).....................................       1.1         (1.9)        2.2            (2.9)
  Plan participant contributions............................       0.6          0.6          --              --
  Plan amendments...........................................        --          1.5          --              --
  Foreign currency exchange rate change.....................     (10.4)        (4.3)       (0.3)            0.5
                                                                ------       ------      ------          ------
Benefit obligation at end of year...........................    $168.9       $171.1      $ 11.0          $  8.4
                                                                ------       ------      ------          ------
Change in plan assets:
  Fair value of plan assets at beginning of year............    $168.7       $158.3      $   --          $   --
  Actual return on assets...................................      18.2         15.8          --              --
  Company contributions.....................................       7.4          7.4         0.2             0.2
  Benefits paid.............................................      (9.2)       (10.8)       (0.2)           (0.2)
  Plan participant contributions............................       0.4          0.5          --              --
  Foreign currency exchange rate changes....................     (10.2)        (2.5)         --              --
                                                                ------       ------      ------          ------
Fair value of plan assets at end of year....................    $175.3       $168.7      $   --          $   --
                                                                ------       ------      ------          ------
Fair value of plan assets greater (less) than benefit
  obligation................................................    $  6.4       $ (2.4)     $(11.0)         $ (8.4)
Unrecognized net actuarial gain.............................      (9.2)        (3.0)       (1.7)           (4.2)
Unrecognized prior service cost.............................       4.1          4.8         0.7             0.8
Unrecognized net asset at transition........................      (2.8)        (4.0)         --              --
                                                                ------       ------      ------          ------
Net amounts recognized......................................    $ (1.5)      $ (4.6)     $(12.0)         $(11.8)
                                                                ------       ------      ------          ------
Net amounts recognized consist of:
  Accrued benefit liability.................................    $(13.1)      $(13.0)     $(12.0)         $(11.8)
  Prepaid benefit costs.....................................      11.6          8.4          --              --
                                                                ------       ------      ------          ------
Net amounts recognized......................................    $ (1.5)      $ (4.6)     $(12.0)         $(11.8)
                                                                ======       ======      ======          ======

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $7.0 million, $6.6 million and zero, respectively, as of December 31, 2000, and $6.5 million, $5.9 million and zero, respectively, as of December 31, 1999.

                                                                 PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                                                -------------------       -----------------------
                                                                2000           1999        2000             1999
WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31                  ----           ----        ----             ----
Discount rate...............................................    6.30%          6.00%       7.00%            7.50%
Expected long-term rate of return on plan assets............    6.90%          6.70%        N/A              N/A
Rate of future compensation increases.......................    4.20%          3.90%        N/A              N/A

-------------------------
N/A: Not applicable

     For measurement purposes, an 8.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 4.5 percent for 2009 and remain at that level thereafter.

     If the health care trend rate was increased one percentage point, postretirement benefit costs for the year ended December 31, 2000, would have been $0.3 million higher, and the accumulated postretirement benefit obligation as of December 31, 2000, would have been $2.6 million higher. If the health care trend rate was decreased one percentage point, postretirement benefit costs for the year ended December 31, 2000, would have been $0.3 million lower, and the accumulated postretirement benefit obligation as of December 31, 2000, would have been $2.1 million lower.

NOTE 11
LEASE AND OTHER COMMITMENTS

     In March 2000, the Company signed a ten-year lease for office space in a new headquarters building to be constructed in Chicago, Illinois. This new site is intended to replace the Company's current Chicago headquarters, which is leased through August of 2002. The new Chicago office is currently in development and expected to be completed in 2002. The Company's obligations under the lease are contingent upon completion of the building and satisfaction of certain other obligations by the lessor.

     Certain equipment and operating properties are rented under non-cancelable and cancelable operating leases. Total rental expense under operating leases was $51.7 million, $45.0 million and $38.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     The following is a schedule of future minimum annual rentals on non-cancelable operating leases, primarily for sales offices, distribution centers, the current corporate headquarters and the new Chicago office, in effect as of December 31, 2000.

                                                     2001     2002     2003     2004     2005     THEREAFTER    TOTAL
DOLLARS IN MILLIONS                                  -----    -----    -----    -----    -----    ----------    ------
Total payments...................................    $26.1    $21.7    $22.2    $21.9    $18.0      $72.1       $182.0
                                                     =====    =====    =====    =====    =====      =====       ======

     The Company enters into executory contracts to obtain inventory and promote various products. As of December 31, 2000, future commitments under these contracts were $929.4 million.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 12
SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                                  2000        1999        1998
DOLLARS IN MILLIONS                                               ----        ----        ----
Advertising, media and production...........................    $  352.6    $  345.9    $  281.9
Merchandising...............................................     1,050.6       977.8       959.9
                                                                --------    --------    --------
Total advertising and merchandising.........................    $1,403.2    $1,323.7    $1,241.8
                                                                ========    ========    ========
Depreciation expense........................................    $  123.5    $  114.0    $  116.3
Amortization of intangibles.................................    $    9.5    $    9.8    $   12.8
Research and development....................................    $   29.2    $   28.8    $   31.0

NOTE 13
INTEREST EXPENSE

                                                                2000         1999         1998
DOLLARS IN MILLIONS                                             ----         ----         ----
Interest expense............................................    $59.2       $ 65.1       $ 72.0
Interest expense capitalized................................     (5.2)        (3.2)        (2.4)
                                                                -----       ------       ------
Sub-total...................................................     54.0         61.9         69.6
Interest income.............................................     (9.0)       (11.7)       (10.7)
                                                                -----       ------       ------
Interest expense -- net.....................................    $45.0       $ 50.2       $ 58.9
                                                                =====       ======       ======

     Interest paid in the years ended December 31, 2000, 1999 and 1998, was $56.1 million, $62.8 million and $68.8 million, respectively.

NOTE 14
INCOME TAXES

     The Company uses an asset and liability approach to financial accounting and reporting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Income tax provisions were as follows:

                                                                 2000        1999         1998
DOLLARS IN MILLIONS                                              ----        ----         ----
Currently payable:
  Federal...................................................    $186.7      $ 88.1       $147.4
  Foreign...................................................       7.8        15.6         21.2
  State.....................................................      26.0        16.0         27.0
                                                                ------      ------       ------
Total currently payable.....................................     220.5       119.7        195.6
                                                                ------      ------       ------
Deferred -- net:
  Federal...................................................     (28.9)       40.7        (62.7)
  Foreign...................................................       3.0        (4.7)       (12.6)
  State.....................................................      (4.1)        7.6         (8.2)
                                                                ------      ------       ------
Total deferred -- net.......................................     (30.0)       43.6        (83.5)
                                                                ------      ------       ------
Income tax provision........................................    $190.5      $163.3       $112.1
                                                                ======      ======       ======

     In 1998, as a result of the loss on the 1997 divestiture of the Snapple business, the Company recovered $240.0 million in Federal taxes paid on previous capital gains from business divestitures.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Income taxes paid (refunded) during 2000, 1999 and 1998, were $182.5 million, $159.2 million and $(110.4) million, respectively. The net amount refunded in 1998 includes the $240.0 million recovery of Federal taxes paid on previous capital gains.

     The components of the deferred income tax provision (benefit) were as follows:

                                                                 2000     1999      1998
DOLLARS IN MILLIONS                                              ----     ----      ----
Accelerated tax depreciation................................    $ 12.0    $13.0    $(10.9)
Postretirement benefits.....................................      (3.7)    (4.3)     (3.9)
Accrued expenses including restructuring charges............       1.8     16.7     (34.6)
Loss carryforwards -- net of valuation allowances...........       0.5      2.9       4.4
Foreign gain deferral.......................................        --     (1.8)     (3.7)
Asset impairment losses.....................................     (42.4)    (0.6)    (39.8)
Other.......................................................       1.8     17.7       5.0
                                                                ------    -----    ------
(Benefit) provision for deferred income taxes...............    $(30.0)   $43.6    $(83.5)
                                                                ======    =====    ======

     Total income tax provisions (benefits) were allocated as follows:

                                                                 2000      1999      1998
DOLLARS IN MILLIONS                                              ----      ----      ----
Continuing operations.......................................    $190.5    $163.3    $112.1
Items charged directly to common shareholders' equity.......    $(45.9)   $(30.7)   $(43.8)

     The sources of pretax income (loss) were as follows:

                                                                 2000      1999      1998
DOLLARS IN MILLIONS                                              ----      ----      ----
U.S. sources................................................    $448.3    $579.2    $435.3
Foreign sources.............................................     102.8      39.1     (38.7)
                                                                ------    ------    ------
Income before income taxes..................................    $551.1    $618.3    $396.6
                                                                ======    ======    ======

     Reconciliations of the statutory Federal income tax rates to the effective income tax rates were as follows:

                                                                   2000                1999                1998
                                                             ----------------    ----------------    ----------------
                                                                        % OF                % OF                % OF
                                                                       PRETAX              PRETAX              PRETAX
                                                             AMOUNT    INCOME    AMOUNT    INCOME    AMOUNT    INCOME
DOLLARS IN MILLIONS                                          ------    ------    ------    ------    ------    ------
Tax provision based on the Federal statutory rate........    $192.9     35.0%    $216.4     35.0%    $138.8     35.0%
State and local income tax provision -- net of Federal
  income taxes...........................................      17.4      3.2       19.7      3.2        9.2      2.3
Repatriation of foreign earnings.........................      (5.4)   (1.0)       (6.6)    (1.1)      (2.9)    (0.7)
Foreign tax rate differential............................      (3.9)   (0.7)        4.9      0.8        3.5      0.9
Capital loss valuation allowance.........................      (1.6)   (0.3)       (2.4)    (0.4)     (25.4)    (6.4)
Miscellaneous items......................................      (8.9)   (1.6)      (68.7)   (11.1)     (11.1)    (2.8)
                                                             ------     ----     ------    -----     ------    -----
Income tax provision.....................................    $190.5     34.6%    $163.3     26.4%    $112.1     28.3%
                                                             ======     ====     ======    =====     ======    =====

     In 1999, the Company adjusted its tax accruals and tax assets to reflect developments and information received during the year. The net effect of these adjustments, which are included above in miscellaneous items, was to reduce the 1999 income tax provision by $59.3 million.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred tax assets and deferred tax liabilities were as follows:

                                                                         2000                      1999
                                                                ----------------------    ----------------------
                                                                ASSETS     LIABILITIES    ASSETS     LIABILITIES
DOLLARS IN MILLIONS                                             ------     -----------    ------     -----------
Depreciation and amortization...............................    $  29.0      $226.2       $  38.6      $211.5
Postretirement benefits.....................................      123.9          --         122.8          --
Other benefit plans.........................................       66.1         3.7          60.0         5.8
Accrued expenses including restructuring charges............       82.5        26.2          86.4        14.5
Loss carryforwards..........................................      302.6          --         301.7          --
Asset impairment losses.....................................       42.4          --            --          --
Other.......................................................        9.3         4.4          11.0         4.8
                                                                -------      ------       -------      ------
Sub-total...................................................      655.8       260.5         620.5       236.6
Valuation allowance.........................................     (288.1)         --        (296.3)         --
                                                                -------      ------       -------      ------
Total.......................................................    $ 367.7      $260.5       $ 324.2      $236.6
                                                                =======      ======       =======      ======

     Included in other current assets were deferred tax assets of $113.0 million and $73.8 million as of December 31, 2000 and 1999, respectively. Included in other liabilities were deferred tax liabilities of $5.8 million as of December 31, 2000, and included in other assets were deferred tax assets of $13.8 million as of December 31, 1999.

     As of December 31, 2000 and 1999, the Company had approximately $705 million and $710 million, respectively, of capital loss carryforwards available to reduce future capital gains in the United States. The capital loss carryforwards are primarily the result of the Company's 1997 loss on divestiture of the Snapple beverages business. Therefore, the majority of those capital loss carryforwards currently are expected to expire in 2002. A valuation allowance has been provided for the full value of the deferred tax assets related to these carryforwards.

     As of December 31, 2000, the Company had $62.2 million of operating and capital loss carryforwards available to reduce future taxable income of certain international subsidiaries. The majority of international loss carryforwards have no expiration restrictions. Those with restrictions expire primarily in five years. A valuation allowance has been provided for approximately 50 percent of the deferred tax assets related to the loss carryforwards.

NOTE 15
LITIGATION

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

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 16
EARNINGS PER SHARE

     Reconciliations of basic earnings per share (EPS) to diluted EPS were as follows:

                                                                         YEAR ENDED DECEMBER 31
                                                      ------------------------------------------------------------
                                                            2000                 1999                  1998
                                                      -----------------    -----------------    ------------------
DOLLARS IN MILLIONS (EXCEPT PER SHARE DATA)           INCOME    SHARES     INCOME    SHARES     INCOME     SHARES
AND SHARES IN THOUSANDS                               ------    ------     ------    ------     ------     ------
Net income........................................    $360.6               $455.0               $ 284.5
Less: Preferred dividends.........................       4.2                  4.4                   4.5
                                                      ------               ------               -------
Net income available for common...................    $356.4    131,689    $450.6    134,027    $ 280.0    137,185
                                                      ------    -------    ------    -------    -------    -------
Net income per common share.......................    $ 2.71               $ 3.36               $  2.04
                                                      ======               ======               =======
Net income available for common...................    $356.4    131,689    $450.6    134,027    $ 280.0    137,185
Effect of dilutive securities:
  Stock options...................................        --      3,652        --      3,625         --      3,613
  ESOP Convertible Preferred Stock................       1.9      1,901       2.0      2,042        2.0      2,180
  Non-vested awards...............................        --        249        --        226         --        219
                                                      ------    -------    ------    -------    -------    -------
Diluted...........................................    $358.3    137,491    $452.6    139,920    $ 282.0    143,197
                                                      ------    -------    ------    -------    -------    -------
Net income per common share -- diluted............    $ 2.61               $ 3.23               $  1.97
                                                      ======               ======               =======

     As of December 31, 1999 and 1998, certain stock options were excluded from the computation of diluted EPS because the exercise prices were higher than the average market price. See Note 8 for more information on outstanding options. Historical adjustments for potentially dilutive securities are not necessarily indicative of future trends.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 17
QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                        2000
                                                           ---------------------------------------------------------------
                                                              FIRST            SECOND            THIRD           FOURTH
                                                           QUARTER (A)       QUARTER (B)      QUARTER (C)      QUARTER (D)
DOLLARS IN MILLIONS (EXCEPT PER SHARE DATA)                -----------       -----------      -----------      -----------
Net sales............................................        $1,172.1         $1,397.9         $1,475.1         $  995.9
Cost of goods sold...................................           522.9            637.5            644.5            483.4
                                                             --------         --------         --------         --------
GROSS PROFIT.........................................        $  649.2         $  760.4         $  830.6         $  512.5
Net income...........................................        $    1.8         $  151.1         $  159.2         $   48.5
Per common share:
  Net income.........................................        $   0.01         $   1.13         $   1.20         $   0.37
  Net income -- diluted (a)(b)(c)(d).................        $   0.01         $   1.10         $   1.15         $   0.35
  Cash dividends declared............................        $  0.285         $  0.285         $  0.285         $  0.285
  Market price range:
     High............................................        $     68         $ 76 3/4         $80 11/16        $98 15/16
     Low.............................................        $45 13/16        $ 59 7/8         $     66         $75 11/16

-------------------------
(a) Includes restructuring charges of $56.8 million pretax ($34.1 million after tax), or $0.25 per share; income to reduce prior restructuring reserves of $3.2 million pretax ($2.0 million after tax), or $0.02 per share; and asset impairment losses of $120.1 million pretax ($72.1 million after tax), or $0.53 per share, related to the supply chain reconfiguration project.

(b) Includes restructuring charges of $6.2 million pretax ($3.8 million after tax), or $0.02 per share, and income to reduce prior restructuring and divestiture reserves of $2.5 million pretax ($1.9 million after tax), or $0.01 per share.

(c) Includes restructuring charges of $4.2 million pretax ($2.5 million after tax), or $0.02 per share, and income to reduce prior restructuring and divestiture reserves of $5.1 million pretax ($3.0 million after tax), or $0.02 per share.

(d) Includes restructuring charges of $7.0 million pretax ($4.2 million after tax), or $0.02 per share, and income to reduce prior restructuring reserves of $1.0 million pretax ($0.6 million after tax), not material per share.

                                                                                        1999
                                                           ---------------------------------------------------------------
                                                              FIRST            SECOND            THIRD           FOURTH
                                                           QUARTER (A)       QUARTER (B)      QUARTER (C)      QUARTER (D)
DOLLARS IN MILLIONS (EXCEPT PER SHARE DATA)                -----------       -----------      -----------      -----------
Net sales............................................        $1,074.6         $1,317.5         $1,384.0          $ 949.1
Cost of goods sold...................................           488.3            594.1            600.9            453.5
                                                             --------         --------         --------          -------
Gross profit.........................................        $  586.3         $  723.4         $  783.1          $ 495.6
Net income...........................................        $   86.7         $  172.0         $  137.3          $  59.0
Per common share:
  Net income.........................................        $   0.63         $   1.27         $   1.02          $  0.44
  Net income -- diluted (a)(b)(c)(d).................        $   0.61         $   1.22         $   0.98          $  0.42
  Cash dividends declared............................        $  0.285         $  0.285         $  0.285          $ 0.285
  Market price range:
     High............................................        $ 63 3/8         $ 70 3/4         $     71          $    71
     Low.............................................        $ 50 7/8         $ 59 1/2         $ 60 1/2          $59 5/16

-------------------------
(a) Includes a divestiture gain of $5.1 million pretax ($3.4 million after tax), or $0.03 per share, on the divestiture of the Brazilian pasta business; income of $3.3 million pretax ($2.0 million after tax), or $0.01 per share, to reduce prior restructuring and divestiture reserves; and reductions in the provision for income taxes of $8.4 million, or $0.06 per share, related to previously recorded tax accruals and tax assets.

(b) Includes reductions in the provision for income taxes of $37.7 million, or $0.27 per share, related to previously recorded tax accruals.

(c) Includes restructuring charges of $6.7 million pretax ($4.0 million after tax), or $0.03 per share, for the supply chain reconfiguration project, and income of $0.1 million pretax ($0.2 million after tax), not material per share, to reduce prior divestiture reserves.

(d) Includes restructuring charges of $6.0 million pretax ($3.6 million after tax), or $0.03 per share, for the supply chain reconfiguration project and customer organization alignment; income of $6.5 million pretax ($3.9 million after tax), or $0.03 per share, to reduce prior restructuring reserves; and reductions in the provision for income taxes of $13.2 million, or $0.09 per share, related to previously recorded tax accruals.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 18
PROPOSED MERGER WITH PEPSICO

     On December 2, 2000, the Company, PepsiCo, Inc. and BeverageCo, Inc., a direct wholly-owned subsidiary of PepsiCo, entered into an Agreement and Plan of Merger. Pursuant to the merger agreement and subject to the terms and conditions set forth therein, BeverageCo, Inc. will be merged with and into the Company, with the Company being the surviving corporation of such merger. As a result of the merger, the Company will become a wholly-owned subsidiary of PepsiCo. The merger has been structured as a stock-for-stock tax-free reorganization and is intended to qualify as a pooling of interests business combination for accounting purposes. In connection with the execution of the merger agreement, PepsiCo and the Company entered into a Stock Option Agreement pursuant to which the Company granted PepsiCo an option to purchase up to approximately 19.9 percent of the outstanding shares of Company common stock exercisable in the circumstances specified in the option agreement. Completion of the merger is subject to approval by the shareholders of the Company and PepsiCo, receipt of certain regulatory approvals, and satisfaction of other closing conditions provided in the merger agreement.

     At the effective time of the merger, each issued and outstanding share of Company common stock will be converted into the right to receive 2.3 shares of PepsiCo common stock, subject to adjustment as provided in the merger agreement (and as summarized below). Holders of Company common stock will not be entitled to receive, in exchange for each share of Company common stock they hold, shares of PepsiCo common stock with a value in excess of $105.00, determined on the basis of the PepsiCo market price (as described below). In the event that the value to be received would exceed $105.00, each share of Company common stock will be exchanged for shares of PepsiCo common stock with a value of $105.00, based on the PepsiCo market price. This will be accomplished by adjusting the exchange ratio of 2.3 to a number equal to (a) $105.00, divided by (b) the PepsiCo market price. The PepsiCo market price is the average of the closing prices of PepsiCo capital stock on the NYSE composite tape for the ten trading days randomly selected by lot by PepsiCo and the Company together from the thirty trading days ending on and including the third NYSE trading day preceding the closing date of the merger.

     If the PepsiCo market price is less than $40.00, the Company may terminate the merger agreement within the 24-hour period following determination of the PepsiCo market price, subject to PepsiCo's right to avoid the termination by adjusting the exchange ratio so that each share of Company common stock will be exchanged for shares of PepsiCo common stock with a value of $92.00 based on the PepsiCo market price. This is accomplished by adjusting the exchange ratio of
2.3 to a number equal to (a) $92.00, divided by (b) the PepsiCo market price.

     For more information regarding this transaction, see the caption "Change in Control Arrangements" found under Part III of this Form 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of The Quaker Oats Company:

     We have audited the accompanying consolidated balance sheets of The Quaker Oats Company (a New Jersey corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, common shareholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Quaker Oats Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

/s/Arthur Andersen LLP

Chicago, Illinois
January 30, 2001

                              REPORT OF MANAGEMENT

     Management is responsible for the preparation and integrity of the Company's financial statements. The financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include some amounts that are based on management's estimates and judgment.

     To fulfill its responsibility, management's goal is to maintain strong systems of internal controls, supported by formal policies and procedures that are communicated throughout the Company. Management regularly evaluates its systems of internal controls, with an eye toward improvement. Management also maintains a staff of internal auditors who evaluate the adequacy of and investigate the adherence to these controls, policies and procedures.

     Our independent public accountants, Arthur Andersen LLP, have audited the financial statements and have rendered an opinion as to the statements' fairness in all material respects. During the audit, they obtain an understanding of the Company's internal control systems and perform tests and other procedures to the extent required by generally accepted auditing standards.

     The Board of Directors pursues its oversight role with respect to the Company's financial statements through the Audit Committee, which is composed solely of non-management directors. The Audit Committee meets periodically with the independent public accountants, internal auditors and management to assure that all are properly discharging their responsibilities. The Audit Committee approves the scope of the annual audit and reviews the recommendations the independent public accountants have for improving internal accounting controls. The Board of Directors, on recommendation of the Audit Committee, engages the independent public accountants, subject to shareholder approval.

     Both Arthur Andersen LLP and the internal auditors have unrestricted access to the Audit Committee.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     The Restated Certificate of Incorporation of The Quaker Oats Company provides that the members of the Board of Directors shall be divided into three classes with staggered terms. The following table sets forth information concerning the directors as of January 31, 2001.

  NAME AND PERIOD OF SERVICE                  PRINCIPAL OCCUPATION AND DIRECTORSHIPS                    AGE
  --------------------------                  --------------------------------------                    ---
Class III Directors with Terms Expiring in 2001

FRANK C. CARLUCCI                  Chairman, The Carlyle Group (merchant banking). Also a               70
Director 1983 - 1987 and           director of Ashland Inc.; Kaman Corporation; Neurogen
then since 1989                    Corporation; Nortel Networks Corporation; Pharmacia
                                   Corporation; Sun Resorts Ltd. N.V.; and Texas Biotechnology
                                   Corporation.

VERNON R. LOUCKS, JR.              Chairman, Retired, Baxter International Inc. (healthcare             66
Director since 1981                products) since January, 2000; formerly Chairman (1999) and
                                   Chairman and Chief Executive Officer (1980-1998) of Baxter
                                   International Inc.; and Chairman, InLight, Inc. (medical
                                   care service) (2000). Also a director of Affymetrix, Inc.;
                                   Anheuser-Busch Companies, Inc.; Emerson Electric Co.; and
                                   GeneSoft, Inc.

ROBERT S. MORRISON                 Chairman, President and Chief Executive Officer of the               58
Director since 1997                Company since 1997; formerly Chairman and Chief Executive
                                   Officer of Kraft Foods, Inc., a division of Philip Morris
                                   Companies Inc. (1994-1997); and President of General Foods
                                   U.S.A. of Philip Morris Companies Inc. (1991-1994). Also a
                                   director of Aon Corporation.
Class I Directors with Terms Expiring in 2002

ARMANDO M. CODINA                  Chairman and Chief Executive Officer, Codina Group, Inc.             54
Director since 1999                (real estate). Also a director of AMR Corporation; BellSouth
                                   Corporation; FPL Group, Inc.; and Winn-Dixie Stores, Inc.

J. MICHAEL LOSH                    Chairman of Metaldyne Corporation (supplier of metal                 54
Director since 1998                components to the transportation industry) since 2000;
                                   formerly Executive Vice President and Chief Financial
                                   Officer, General Motors Corporation (automotive
                                   manufacturing) (1994-2000). Also a director of Cardinal
                                   Health, Inc.

WALTER J. SALMON                   Stanley Roth Sr. Professor of Retailing, Emeritus, Harvard           70
Director since 1971                Business School since 1997; formerly Stanley Roth, Sr.
                                   Professor of Retailing (1980-1997) and Senior Associate
                                   Dean, External Relations (1989-1994). Also a director of
                                   Circuit City Stores, Inc.; Cole National Corporation;
                                   Harrah's Entertainment, Inc.; Luby's, Inc.; The Neiman
                                   Marcus Group, Inc.; and PETsMart Inc.
Class II Directors with Terms Expiring in 2003

W. JAMES FARRELL                   Chairman and Chief Executive Officer, Illinois Tool Works            58
Director since 1998                Inc. (engineering and industrial components) since 1996;
                                   formerly President and Chief Executive Officer (1995-1996);
                                   and Executive Vice President (1983-1994). Also a director of
                                   The Allstate Corporation and Sears, Roebuck and Co.

JUDY C. LEWENT                     Senior Vice President and Chief Financial Officer, Merck &           52
Director since 1994                Co., Inc. (pharmaceuticals). Also a director of Johnson &
                                   Johnson Merck Consumer Pharmaceuticals Company; Merck
                                   Capital Ventures; Merck/Schering-Plough Partnerships; Merial
                                   Limited; and Motorola, Inc.

LINDA JOHNSON RICE                 President and Chief Operating Officer, Johnson Publishing            42
Director since March, 2000         Company, Inc. (publishing). Also a director of Bausch & Lomb
                                   Incorporated; Kimberly-Clark Corporation; Northwestern
                                   Memorial Corporation; and Viad Corp.

EXECUTIVE OFFICERS

     The following table sets forth information concerning the executive officers of the Company as of January 31, 2001. Such executive officers serve at the pleasure of the Board of Directors. Unless otherwise noted, all such executive officers have been employed by the Company in an executive capacity for five years or more.

             NAME                           PRINCIPAL OCCUPATION AND PERIOD OF SERVICE                  AGE
             ----                           ------------------------------------------                  ---
ROBERT S. MORRISON.............    See information with respect to Mr. Morrison set forth above         58
                                   under "Board of Directors."

WILLIAM G. BARKER..............    Vice President and Corporate Controller since January, 2000.         42
                                   Mr. Barker joined Quaker in 1996. Prior to joining Quaker,
                                   Mr. Barker was Assistant Treasurer, International for Fruit
                                   of the Loom, Inc. (apparel manufacturing) (1994-1995).

CASSIAN K. S. CHEUNG...........    Vice President and President -- Quaker Asia since 1998. Mr.          45
                                   Cheung joined Quaker in 1994.

MARGARET M. EICHMAN............    Vice President -- Investor Relations and Corporate Affairs           42
                                   since 1997. Ms. Eichman joined Quaker in 1980.

THOMAS L. GETTINGS.............    Vice President -- Treasurer and Tax since 1998. Mr. Gettings         44
                                   joined Quaker in 1987.

RICHARD M. GUNST...............    Vice President -- Planning, Analysis and Controls since              44
                                   January, 2000. Mr. Gunst joined Quaker in 1992.

PAMELA S. HEWITT...............    Senior Vice President -- Human Resources since 1998. Ms.             48
                                   Hewitt joined Quaker in 1992.

JOHN G. JARTZ..................    Senior Vice President -- General Counsel, Business                   47
                                   Development and Corporate Secretary since 1997. Mr. Jartz
                                   joined Quaker in 1980.

POLLY B. KAWALEK...............    Vice President and President -- Hot Breakfast since 1998.            46
                                   Ms. Kawalek joined Quaker in 1979.

CHARLES I. MANISCALCO..........    Vice President and President -- Convenience Foods since              47
                                   January, 2000. Mr. Maniscalco joined Quaker in 1980.

TERENCE D. MARTIN..............    Senior Vice President and Chief Financial Officer since              57
                                   1998. Prior to joining Quaker, Mr. Martin was Executive Vice
                                   President and Chief Financial Officer of General Signal
                                   Corporation (industrial manufacturing) (1995-1998) and Chief
                                   Financial Officer of American Cyanamid Company
                                   (pharmaceutical, agricultural and chemical products)
                                   (1991-1995).

TERRENCE B. MOHR...............    Senior Vice President -- Sales since 1998. Mr. Mohr joined           57
                                   Quaker in 1987.

MARK A. SHAPIRO................    Senior Vice President -- Corporate Strategy and Development          45
                                   since January, 2000. Mr. Shapiro joined Quaker in 1983.

MARGARET A. STENDER............    Vice President and President -- Ready-to-Eat Cereals since           43
                                   September, 2000. Prior to joining Quaker, Ms. Stender was
                                   Senior Vice President, Consumer Travel Solutions at Rand
                                   McNally (geographic and travel information) (1999-2000) and
                                   Vice President of Marketing and Business Development for
                                   Ameritech New Media, a subsidiary of Ameritech Corporation
                                   (telecommunications) (1996-1999).

SUSAN D. WELLINGTON............    Vice President and President -- U.S. Beverages since 1998.           41
                                   Ms. Wellington joined Quaker in 1981.

BERNARDO WOLFSON...............    Vice President and President -- Quaker Latin America since           47
                                   1998. Mr. Wolfson joined Quaker in 1983.

RUSSELL A. YOUNG...............    Senior Vice President -- Supply Chain since 1998. Mr. Young          52
                                   joined Quaker in 1971.

COMPLIANCE WITH SECTION 16(a)

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission
(SEC) and NYSE. To the best of the Company's knowledge, all such required reports were timely filed.

ITEM 11. EXECUTIVE COMPENSATION

     The following table details annual and long-term compensation paid to the Company's Chairman, President and Chief Executive Officer for 2000 and the Company's four other most highly compensated executive officers for 2000 (Named Executives). Information is provided for the last three Fiscal Years that the Named Executive served as an executive officer of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                                LONG TERM
                                                  ANNUAL COMPENSATION                          COMPENSATION
                                   --------------------------------------------------    ------------------------
                                                                            OTHER        RESTRICTED    SECURITIES        ALL
                                                                            ANNUAL         STOCK       UNDERLYING       OTHER
            NAME AND               FISCAL      SALARY        BONUS       COMPENSATION      AWARDS       OPTIONS      COMPENSATION
       PRINCIPAL POSITION           YEAR        ($)          ($)(A)         ($)(B)         ($)(C)        (#)(D)         ($)(E)
       ------------------          ------      ------        ------      ------------    ----------    ----------    ------------
Robert S. Morrison...............   2000     $1,049,838    $      N/A      $145,196       $424,985      375,000        $766,202
Chairman, President                 1999     $  995,674    $1,700,000      $ 27,251       $349,989      340,000        $593,000
and Chief Executive Officer         1998     $  952,004    $1,400,000      $ 25,959       $     --      300,000        $118,131

Terence D. Martin................   2000     $  479,008    $      N/A      $    374       $123,452       55,000        $273,072
Senior Vice President               1999     $  479,008    $  493,800      $ 89,006       $ 18,244       50,000        $ 94,051
and Chief Financial Officer         1998     $   64,857    $   73,000      $     --       $     --      250,000        $     --

Russell A. Young.................   2000     $  341,840    $      N/A      $    678       $ 73,364       44,200        $217,496
Senior Vice President --            1999     $  328,168    $  440,300      $    277       $     --       38,000        $160,128
Supply Chain                        1998     $  306,762    $  323,400      $     --       $     --       38,000        $188,905

Susan D. Wellington..............   2000     $  289,670    $      N/A      $  1,358       $ 66,292      136,200        $188,953
Vice President and President --     1999     $  264,000    $  397,700      $  1,007       $ 49,716       25,000        $148,058
U.S. Beverages                      1998     $  234,014    $  342,900      $     --       $287,656       21,000        $ 65,276

John G. Jartz....................   2000     $  311,334    $      N/A      $  1,357       $ 23,857       36,900        $183,560
Senior Vice President --            1999     $  285,720    $  357,900      $  1,374       $ 52,917       32,000        $148,400
General Counsel,                    1998     $  269,750    $  317,400      $     --       $ 43,835       32,000        $ 93,783
Business Development
and Corporate Secretary

-------------------------
N/A: Not available

(a) Amounts include the cash awards that have been paid under the Executive or Management Incentive Bonus Plan based on the Company's financial performance and the Named Executive's personal performance for each Fiscal Year. Bonus amounts for 2000 are not included, as such amounts for the individual Named Executives have not yet been finalized by the Compensation Committee of the Board of Directors.

(b) Of the amount shown for Mr. Morrison for 2000, $95,499 is attributable to personal use of corporate transportation. Of the amount shown for Mr. Martin for 1999, $50,203 is attributable to relocation expenses.

(c) Restricted stock award values reflect the fair market value of the Company's common stock on the date of each grant. Dividends on restricted shares are paid on an ongoing basis at the same rate as paid to all shareholders of common stock. The number and value of currently restricted shares held by the Named Executives as of December 31, 2000 were as follows: Mr. Morrison, 14,613 and $1,422,941; Mr. Martin, 2,681 and $261,062; Mr. Young, 2,009 and
    $195,626; Ms. Wellington, 6,256 and $609,178; and Mr. Jartz, 2,457 and
    $239,250.

(d) All stock option awards were granted with an exercise price equal to the fair market value of the Company's common stock on the date of grant.

(e) Amounts shown are the total of the value of the stock allocations to the Named Executives' employee stock ownership accounts and cash awards to the Named Executives based on earnings in excess of the Internal Revenue Code limits on the amount of earnings deemed eligible for purposes of the annual stock allocations made directly under The Quaker 401(k) Plan for Salaried Employees. Of the amounts shown for Mr. Young for 1998, $80,345 is attributable to a special incentive award.

     The following table contains information covering the grant of stock options to the Named Executives during Fiscal Year 2000. The exercise price for all options granted is equal to the fair market value of the Company's common stock on the date of grant.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                          INDIVIDUAL GRANTS (a)
                                         -------------------------------------------------------
                                                        % OF TOTAL                                   Potential Realizable Value
                                          NUMBER OF      OPTIONS                                      at Assumed Annual Rates
                                         SECURITIES     GRANTED TO                                  of Stock Price Appreciation
                                         UNDERLYING     EMPLOYEES                                       for Option Term (b)
                                           OPTIONS      IN FISCAL       EXERCISE      EXPIRATION    ----------------------------
                NAME                     GRANTED (#)       YEAR       PRICE ($/SH)       DATE            5%             10%
                ----                     -----------    ----------    ------------    ----------         --             ---
Robert S. Morrison...................      375,000         15.5%         $49.34         3/7/10      $11,636,123     $29,488,220
Terence D. Martin....................       55,000          2.3%         $49.34         3/7/10      $ 1,706,631     $ 4,324,939
Russell A. Young.....................       44,200          1.8%         $49.34         3/7/10      $ 1,371,511     $ 3,475,678
Susan D. Wellington..................      136,200(c)       5.6%         $49.34         3/7/10      $ 4,226,240     $10,710,121
John G. Jartz........................       36,900          1.5%         $49.34         3/7/10      $ 1,144,994     $ 2,901,641

-------------------------
(a) All options were granted on March 8, 2000. Except as indicated in note (c) below, one-third of the options granted on March 8, 2000 will vest on each of the three anniversaries following the date of grant. These options are subject to change in control provisions which are generally described under "Termination and Change in Control Benefits" on page 62. The specific treatment of options in connection with the Company's proposed merger transaction with PepsiCo, Inc. is described under "Change in Control Arrangements" on page 64.

(b) Based on fair market value on the date of grant and an annual appreciation at the rate stated (compounded annually) of such fair market value through the expiration date of such options. The dollar amounts under these columns are the result of calculations at the 5% and 10% stock price appreciation rates set by the SEC and therefore do not forecast possible future appreciation, if any, of the Company's stock price. In addition, such dollar amounts do not purport to represent the appreciation rates that have been, or in the future may be, attributable to the proposed merger transaction with PepsiCo, Inc. See "Change in Control Arrangements" on page 64 for additional details regarding that transaction.

(c) Amount includes a special option award to purchase 100,000 shares of Company common stock. This special award will be vested as follows: 33% after 3 years, 66% after 4 years and 100% after 5 years. These options are subject to change in control provisions which are generally described under "Termination and Change in Control Benefits" on page 62. The specific treatment of options in connection with the Company's proposed merger transaction with PepsiCo, Inc. is described under "Change in Control Arrangements" on page 64.

     The following table contains information covering the exercise of options by the Named Executives during Fiscal Year 2000 and unexercised options held as of the end of 2000.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                                          Number of                  Value of Securities
                                                                    Securities Underlying          Underlying Unexercised,
                                                                     Unexercised Options             In-the-Money Options
                                      SHARES          VALUE         at Fiscal Year End (#)       at Fiscal Year End ($)(b)(c)
                                   ACQUIRED ON       REALIZED    ----------------------------    ----------------------------
              NAME                 EXERCISE (#)       ($)(A)     EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
              ----                 ------------      --------    -----------    -------------    -----------    -------------
Robert S. Morrison...............         --         $     --     1,090,200        924,800       $51,466,973     $43,039,900
Terence D. Martin................         --         $     --       116,500        238,500       $ 4,423,395     $ 9,662,290
Russell A. Young.................     23,000         $881,130       177,620         82,580       $10,168,334     $ 3,768,653
Susan D. Wellington..............     17,700         $605,618        56,610        160,090       $ 2,974,205     $ 7,569,730
John G. Jartz....................     11,318         $436,938       121,180         69,220       $ 6,756,988     $ 3,158,181

-------------------------
(a) Represents the difference between the option exercise price and the fair market value of the Company's common stock on the date of exercise, multiplied by the number of shares covered by each such option exercised.

(b) Represents the difference between the option exercise price and the fair market value of the Company's common stock on December 31, 2000, multiplied by the number of shares covered by each such option held on that date.

(c) All outstanding options will become fully vested and exercisable upon approval by the Company's shareholders of the proposed merger transaction with PepsiCo, Inc.

PENSION PLANS

     The Company and its subsidiaries maintain several pension plans. The Quaker Retirement Plan (Retirement Plan), which is the principal pension plan, is a noncontributory, defined benefit plan covering eligible salaried and hourly employees of the Company who have completed one year of service as defined by the Retirement Plan.

     Under the Retirement Plan, the participant accrues a benefit based upon the greater of a Years-of-Service Formula and an Earnings/Service Formula. Under the Years-of-Service Formula, participants accrue annual benefits equivalent to credited years of service times $216. Under the Earnings/Service Formula, a participant's benefit is the sum of two parts:

     1. Pre-1994 Service Accrual -- Benefits accrued through December 31, 1993, are set at the greater of (a) those accrued under the Retirement Plan prior to December 31, 1993; or (b) 1% of average annual earnings for the five years through December 31, 1993 up to $22,700 plus 1.65% of such average annual earnings above $22,700, times credited years of service; and

     2. Post-1993 Service Accrual -- For each year beginning January 1, 1994, and after, participants accrue benefits of 1.75% of annual earnings for such year up to 80% of the Social Security wage base plus 2.5% of annual earnings above 80% of the Social Security wage base.

     Eligible earnings used to calculate retirement benefits include wages, salaries, bonuses, contributions to The Quaker 401(k) Plan for Salaried Employees, allocations to the employee stock ownership accounts and cash equivalency payments made as a result of certain Internal Revenue Code limitations on such allocations. Normal retirement age under the Retirement Plan is age 65. The Retirement Plan provides for early retirement benefits.

     Benefit amounts payable under the Retirement Plan are limited to the extent required by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. If the benefit formula produces an amount in excess of those limitations, the excess will be paid out of general corporate funds in accordance with the terms of The Quaker 415 Excess Benefit Plan and The Quaker Eligible Earnings Adjustment Plan. The Quaker Eligible Earnings Adjustment Plan also provides for payment out of general corporate funds, based upon benefit amounts which would otherwise have been payable under the Retirement Plan and The Quaker 415 Excess Benefit Plan if the executive had not previously elected to defer compensation under the Executive Deferred Compensation Plan.

     The total estimated annual retirement benefits under the above-described plans that the Named Executives would receive are as follows: Russell A. Young, $515,891; Susan D. Wellington, $601,606; and John G. Jartz, $482,195. The amounts assume that the Named Executives will continue to work for the Company until their normal retirement dates, that their earnings will remain the same as in calendar 2000 and that each will elect a straight-lifetime benefit without survivor benefits. (Payment options such as a lump sum or other annuities are available.) Mr. Morrison and Mr. Martin will be provided retirement benefits in accordance with their Employment Agreements as described under the heading "Employment Agreements" on pages 62 - 64.

     The Quaker Supplemental Executive Retirement Program (Supplemental Executive Retirement Program) may also provide retirement benefits for officers of the Company designated as participants by the Compensation Committee. Benefit amounts payable under the Supplemental Executive Retirement Program are intended to provide a minimum base retirement benefit and are therefore offset by the total of amounts payable under the Retirement Plan, The Quaker 415 Excess Benefit Plan and The Quaker Eligible Earnings Adjustment Plan. The Supplemental Executive Retirement Program benefit is based upon a participant's average annual earnings for the five consecutive calendar years during which earnings were highest within the last ten years of service multiplied by a percentage based upon the participant's age at his termination date. This percentage ranges from 35% to 50% (based upon the participant's age at termination).

COMPENSATION OF DIRECTORS

     The nonemployee directors' compensation and benefits program is intended to closely align the interests of directors and shareholders. The annual cash retainer for nonemployee directors is $35,000. Nonemployee directors also receive annual stock option grants with an estimated value of $35,000 under The Quaker Oats Company Stock Option Plan for Outside Directors (Stock Option Plan) and annual common stock unit awards valued at $35,000 under The Quaker Oats Company Stock Compensation Plan for Outside Directors (Stock Compensation Plan). Each Committee chairperson receives an additional $5,000 award which, at the director's option, is credited under the Stock Option Plan or the Stock Compensation Plan. Nonemployee directors may elect to convert all or a portion of their cash retainers and/or common stock units received under the Stock Compensation Plan into stock options under the Stock Option Plan. In addition to the compensation and benefits described above, nonemployee directors are reimbursed for appropriate travel and lodging expenses. Directors who are employees receive no additional compensation or benefits for Board or Committee service.

     Under the Deferred Compensation Plan for Directors of The Quaker Oats Company (Deferred Compensation Plan), each nonemployee director may elect to defer the receipt of all or a portion of his/her annual retainer until ceasing to be a director. Prior to 1999, directors could elect to carry such deferred amounts as cash units or common stock units. Deferred amounts credited on or after January 1, 1999 must be carried as common stock units. Existing cash units are credited with interest on a monthly basis, at the new issue 10-year "A" rated industrial bond rate. Amounts deferred as common stock units under the Deferred Compensation Plan are converted quarterly into common stock units by dividing the deferred amount by the fair market value of the Company's common stock. Common stock units are also credited with dividend equivalents which are converted into additional common stock units. After a director leaves the Board, deferred amounts may be distributed in a lump-sum or in annual installments (not exceeding 15), as elected by the director. The accumulated deferred amounts will be distributed in kind if held as common stock units or cash if held as cash units. If a director has not attained age 55 prior to leaving the Board, the distribution of deferred amounts will begin following the director's attainment of age 55. Payment of deferred amounts may be accelerated by the Compensation Committee for any reason following a change in control.

     Under the Stock Option Plan, all nonemployee director stock options are granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The options vest when granted, but they may not be exercised for at least one year. They remain exercisable until the earlier of ten years from the date of grant or five years after a director leaves the Board. Upon the occurrence of a change in control, outstanding options are cancelled and an immediate lump sum payment will be paid to the director, equal to the product of: (1) the amount by which the higher of (a) the closing price of the Company's common stock as reported on the NYSE Composite Index on or nearest the date of payment (or, if not listed on such exchange, on a nationally recognized exchange or quotation system on which trading volume in the common stock is highest), or (b) the highest per share price for the Company's common stock actually paid in connection with the change in control, exceeds the purchase price of each such option held, times (2) the number of shares covered by each such option (whether or not then fully exercisable). Notwithstanding the foregoing, options outstanding on the date of a change in control which is intended to qualify as a pooling of interests transaction shall become fully vested and exercisable on such date, but shall not otherwise be subject to the cancellation and payment procedures described in the previous sentence.

     Under the Stock Compensation Plan, all outstanding common stock units are credited with dividend equivalents which are converted into additional common stock units. After a director leaves the Board, common stock units held under the Stock Compensation Plan will be distributed in kind in a single distribution or in annual installments (not exceeding 15), as elected by the director. The Compensation Committee may accelerate the distribution of common stock units for any reason following a change in control.

     For more specific information regarding the treatment of director stock options and common stock units in connection with the Company's proposed merger transaction with PepsiCo, Inc., see "Change in Control Arrangements" on page 64.

TERMINATION AND CHANGE IN CONTROL BENEFITS

     The Company's Retirement Plan currently provides that the accrued benefits of participants who are involuntarily terminated during the two-year period following a change in control will be increased. For a five-year period following a change in control of the Company, the accrual of benefits for service during such period cannot be decreased while there are excess assets (as defined in the Retirement Plan). Subject to amendment at any time, for so long as there are excess assets during that five-year period, if the Retirement Plan is merged with any other plan, the accrued benefit of each member and the amount payable to retired or deceased members shall be increased until there are no excess assets. If during that five-year period the Retirement Plan is terminated, to the extent that assets remain after satisfaction of liabilities, the accrued benefits of members shall be increased so that no assets of the Retirement Plan will directly or indirectly revert to the Company.

     The Company has entered into change in control agreements, known as separation agreements, with certain executives and officers. The separation agreements provide for separation pay should a change in control of the Company occur and the executive's employment be terminated thereafter.

     For separation pay to be available under the separation agreements, the executive's employment must be terminated involuntarily, without cause, or voluntarily after certain changes in the terms of the executive's employment (generally a significant change in the nature or scope of the executive's authorities, reduction in total compensation, certain other changes in the executive's terms of employment short of actual termination or breach of the agreement by the Company), following a change in control. Under the separation agreement for Mr. Martin, separation pay is also available upon voluntary termination for any reason occurring during the thirteenth month following a change in control.

     Under the separation agreements, separation pay equals two years' projected base salary and projected bonuses under the Company's Executive or Management Incentive Bonus Plan and the value of life and health insurance coverage and pension and other benefits as if each executive remained in the Company's employment for a period of two years. The separation agreements provide that all or a portion of the amount of tax penalties, if any, paid under Section 4999 of the Internal Revenue Code shall be reimbursed to the executive by the Company, including the amount of any taxes on such reimbursements. In the event of a change in control, each of the separation agreements terminates on the third anniversary of the date on which the executive declares his or her separation agreement effective.

     The Company's officers also participate in The Quaker Salaried Employees Compensation and Benefits Protection Plan (the Protection Plan). Under the Protection Plan, severance pay and benefits are provided should a change in control occur and an officer's employment be terminated within two years thereafter for any reason other than death, physical or mental incapacity, voluntary resignation (unless preceded by one of certain significant changes in the terms and conditions of the officer's employment), retirement or gross misconduct. Severance payments may be paid in a lump sum or monthly installments, as determined by the Protection Plan's Administrative Committee. Severance payments are equal to nine months of pay, plus bonus. Severance benefits include the continuation of all medical, dental and life insurance coverage during the severance period. An officer who has attained age 50 upon termination of employment within two years after a change in control will be credited with an additional five years of service for purposes of the Company's retiree health plans and, if such officer meets the minimum service requirement, will be entitled to retiree benefits at age 55.

     The Company's officers also participate in the Quaker Officers Severance Program (the Officers Severance Program). Under the Officers Severance Program, severance benefits are payable if an officer's employment is terminated for any reason other than death, physical or mental incapacity, voluntary resignation (unless preceded by one of certain significant changes in the terms and conditions of the officer's employment), retirement or gross misconduct, and the officer signs a waiver and release of claims against the Company and agrees to non-compete, non-raiding and non-disclosure restrictions. Severance benefits will continue for one year or be paid in a lump sum as determined by the Severance Program Committee. Severance benefits to be continued are the executive's base salary at the time of termination, the average bonus for the past two years under the Company's Executive or Management Incentive Bonus Plan, and medical, dental and life insurance coverage as in effect at the time of severance. If an officer's severance period ends within one year of attainment of age 55 and the officer has at least eight years of service, the officer will be eligible for retiree health benefits.

     Only the greater of the severance payment and benefits to be provided under the Officers Severance Program or the Protection Plan will be provided to an officer eligible under both, following a change in control. Severance payments and benefits under the separation agreements are in addition to those provided under either the Officers Severance Program or the Protection Plan following a change in control.

     Under the Company's 1984 Long Term Incentive Plan, 1990 Long Term Incentive Plan, and 1999 Long Term Incentive Plan, upon the occurrence of a change in control, options and restricted stock outstanding on the date on which the change in control occurs shall be cancelled, and an immediate lump sum cash payment shall be paid to the participant equal to the product of: (1) the higher of (a) the closing price of the Company's common stock as reported on the NYSE Composite Index on or nearest the date of payment (or, if not listed on such exchange, on a nationally recognized exchange or quotation system on which trading volume in the Company's common stock is highest), or (b) the highest per share price for the Company's common stock actually paid in connection with the change in control (and with respect to options, reduced by the per share option price of each such option held, whether or not then fully exercisable); and (2) the number of shares covered by each such option or shares of restricted stock. Notwithstanding the foregoing, previously unvested options and restricted stock outstanding on the date of a change in control which is intended to qualify as a pooling of interests transaction shall become fully vested and the options exercisable on such date, but shall not otherwise be subject to the cancellation and payment procedures described in the previous sentence. For more specific information regarding the treatment of options and restricted stock in connection with the proposed merger transaction with PepsiCo, Inc., see "Change in Control Arrangements" on page 64.

     Under the Company's Deferred Compensation Plan for Executives, upon a change in control the compensation committee which administers such plan may, in its discretion for any reason deemed appropriate, accelerate the payment of benefits under the plan to its participants.

EMPLOYMENT AGREEMENTS

     Terence D. Martin's Employment Agreement with Quaker. The Company entered into an employment agreement with Terence D. Martin on November 11, 1998 that provides him with an annual salary of at least $475,000 as well as an annual bonus and stock option grant consistent with company practice. Mr. Martin's agreement also provides for annual retirement benefits on a single-life annuity basis equal to the greater of:

     - the amount Mr. Martin would receive under the Supplemental Executive Retirement Program if he was a participant in that program; or

     - $300,000

     These retirement benefits are subject to reduction in certain cases of termination of employment before reaching age 60, and are reduced by all other retirement benefits to which Mr. Martin is entitled from all other employers. These retirement benefits vest after 60 months of active service. If, however, Mr. Martin's employment terminates prior to such vesting for any reason that triggers benefits under the Officers Severance Program, he will receive a prorated benefit based upon the ratio of his number of full months of active service to 30. His employment agreement also provides for severance benefits to be paid in a lump sum in the event of specified terminations, which shall consist of an additional amount equal to one year's payments under the Officers Severance Program. These severance benefits are not payable, however, if

Mr. Martin is entitled to benefits under his separation agreement. Mr. Martin's agreement also provides for his waiver and release of claims against the Company and non-compete, non-raiding and non-disclosure restrictions upon him in order to be qualified for these benefits.

     Robert Morrison's Employment Agreement and Separation Agreement with Quaker. In 1997, the Company entered into an employment agreement with Mr. Morrison, which is currently in effect. In addition, Mr. Morrison is currently a party to a separation agreement with the Company on the same terms as Mr. Martin. See "Termination and Change in Control Benefits" on page 61.

     Mr. Morrison's employment agreement with the Company provides for aggregate annual retirement benefits on a single life annuity basis equal to the greater of:

     - 50% of his average cash compensation for the highest five consecutive calendar years; or

     - $950,000

     These retirement benefits are subject to reduction in certain cases of termination of employment before reaching age 60. Mr. Morrison's employment agreement also provides him with restricted stock units and options. His employment agreement also provides for severance benefits in the event of specified terminations which shall consist of the compensation and benefits for the remaining two-year term of his employment agreement and full vesting of all options and restricted stock units on his last day of active service. These severance benefits will continue to be payable even if Mr. Morrison is entitled to benefits under his separation agreement. Mr. Morrison's employment agreement also provides for his waiver and release of claims against the Company and non-compete, non-raiding of employees and non-disclosure restrictions upon him in order to be qualified for these severance benefits.

     Robert Morrison's Employment Agreement with Quaker and PepsiCo. On December 2, 2000, the Company and PepsiCo, Inc. entered into an Agreement and Plan of Merger, as described under "Change in Control Arrangements" on page 64. In connection with the merger agreement, the Company and PepsiCo entered into an employment agreement with Mr. Morrison that becomes effective upon the closing of the merger. The agreement has an initial term of eighteen months, which term is automatically extended in one year increments unless PepsiCo or Mr. Morrison provides the other with notice to the contrary. Under the agreement, Mr. Morrison will serve as Chairman, President and Chief Executive Officer of the Company and as Vice Chairman of PepsiCo. Consistent with his current compensation from the Company, Mr. Morrison will be entitled to an annual base salary of no less than $1,107,750 and will have an annual bonus target equal to at least 100% of base salary, with a maximum payout of 200% of base salary. In light of Mr. Morrison's current entitlements under the Company's benefit plans and the non-competition, non-raiding of employees and non-disclosure of information restrictions under the agreement, Mr. Morrison will also be entitled to a supplemental payment of approximately $19,250,000 within thirty days after the expiration of the initial term; provided, however, that if Mr. Morrison voluntarily resigns (other than for good reason, as defined in the agreement), Mr. Morrison will forfeit his right to the supplemental payment. In the event PepsiCo involuntarily terminates Mr. Morrison or Mr. Morrison terminates his employment for good reason prior to the expiration of the initial term, the supplemental payment will be payable to Mr. Morrison within thirty days after the date of termination.

     Under the agreement, Mr. Morrison is entitled to a grant of not less than 300,000 PepsiCo stock options within thirty days after the closing of the merger and another grant of not less than 300,000 PepsiCo stock options in 2002. The stock options will be granted with an exercise price equal to the fair market value of PepsiCo common stock on the date of grant and will become fully exercisable on the third anniversary of the grant date. The options will immediately vest and become fully exercisable in the event of Mr. Morrison's death or a change in control of PepsiCo. The options will also immediately vest in the event that PepsiCo terminates Mr. Morrison other than for cause or Mr. Morrison voluntarily terminates his employment for good reason.

     Upon Mr. Morrison's request, PepsiCo will lend him up to $10,000,000 within five days after the closing of the merger or such later date as requested by Mr. Morrison. Such loan shall be interest bearing and shall be due and payable thirty days after the earlier of the expiration of the initial term or Mr. Morrison's termination of employment. Consistent with Mr. Morrison's current agreement with the Company, at age 60, Mr. Morrison will continue to be entitled to an annual supplemental retirement benefit equal to not less than $950,000, which amount shall be offset by any other retirement benefits to which Mr. Morrison is entitled. Under the agreement, Mr. Morrison will also continue to be entitled to a "gross up" payment in the event that any amount payable to Mr. Morrison becomes subject to tax under Section 4999 of the Internal Revenue Code. During his employment, Mr. Morrison will be entitled to participate in all employee benefit plans, including deferred compensation plans that are available to similarly situated PepsiCo executives.

     At the effective time of the merger, Mr. Morrison's agreement with PepsiCo and the Company will supersede all other employment and/or severance agreements that Mr. Morrison has with the Company.

CHANGE IN CONTROL ARRANGEMENTS

     On December 2, 2000, the Company, PepsiCo, Inc. and BeverageCo, Inc., a direct wholly owned subsidiary of PepsiCo, entered into an Agreement and Plan of Merger. Pursuant to the merger agreement and subject to the terms and conditions set forth therein, BeverageCo, Inc. will be merged with and into the Company, with the Company being the surviving corporation of such merger. As a result of the merger, the Company will become a wholly owned subsidiary of PepsiCo. The merger has been structured as a stock-for-stock tax-free reorganization and is intended to qualify as a pooling of interests business combination for accounting purposes. In connection with the execution of the merger agreement, PepsiCo and the Company entered into a Stock Option Agreement pursuant to which the Company granted PepsiCo an option to purchase up to approximately 19.9 percent of the outstanding shares of Company common stock exercisable in the circumstances specified in the Option Agreement. Completion of the merger is subject to approval by the shareholders of the Company and PepsiCo, receipt of certain regulatory approvals, and satisfaction of other closing conditions provided in the merger agreement.

     Since the merger is intended to qualify as a pooling of interests business combination, all then-outstanding stock options and restricted stock granted under the Company's long term incentive plans and the directors' Stock Option Plan shall become fully vested and the options exercisable upon the change in control (which, under the terms of such plans, shall be deemed to occur upon approval of the merger by the Company's shareholders). At the effective time of the merger, each then-outstanding stock option granted under the Company's long term incentive plans and the directors' Stock Option Plan will be converted into fully vested options to purchase shares of PepsiCo common stock. The number of shares underlying the new PepsiCo options will equal the number of shares of Company common stock to which the corresponding Company option was subject immediately prior to the effective date, multiplied by the exchange ratio specified in the merger agreement. The per share exercise price of each new PepsiCo option will equal the exercise price of the corresponding Company options, divided by the exchange ratio. All other terms of the Company stock options will remain unchanged.

     Restricted shares of Company common stock granted under the Company's long term incentive plans which are outstanding immediately prior to the effective time of the merger will be fully vested and free of restrictions at the effective time of the merger in accordance with their terms. Each award will be converted into shares of PepsiCo common stock equal to the number of shares subject to the award, multiplied by the exchange ratio.

     At the effective time of the merger, each outstanding Company stock unit which is payable in common shares (including common stock units issued under the Stock Compensation Plan and the Deferred Compensation Plan) will be deemed to constitute a number of PepsiCo stock units, each of which will be payable in shares of PepsiCo common stock, equal to the number of Company stock units, multiplied by the exchange ratio. Each PepsiCo stock unit will be subject to the same terms and conditions as the Company stock units and will be payable to the holders in shares of PepsiCo common stock at the same time as the Company stock units would have been payable in shares of Company common stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERS OF MORE THAN 5 PERCENT

     The following table sets forth information as of January 31, 2001 with respect to each person or entity known to have beneficial ownership of more than 5 percent of the Company's outstanding common stock based upon information furnished to the Company.

NAME AND ADDRESS OF                                                AMOUNT AND NATURE            PERCENT
BENEFICIAL OWNER                                                OF BENEFICIAL OWNERSHIP         OF CLASS
-------------------                                             -----------------------         --------
Fidelity Management Trust Co.
82 Devonshire Ct.
Boston, MA 02109 (a)........................................            9,868,173(b)               7.38%

FMR Corp.
82 Devonshire Ct.
Boston, MA 02109............................................           10,938,493                  8.18%

-------------------------
(a) In accordance with applicable rules of the SEC, all shares beneficially owned by Fidelity Management Trust Co., including those beneficially owned as Trustee of The Quaker Oats Company 401(k) Plans Master Trust, are required to be disclosed.

(b) This amount includes 8,068,342 shares of common stock and 834,182 shares of ESOP Convertible Preferred Stock (at the conversion rate of 2.16 shares of common stock for each share of ESOP Convertible Preferred Stock and representing 100% of the issued and outstanding stock of that class), which ESOP Convertible Preferred Stock is included in determining the percent of class owned.

DIRECTORS AND MANAGEMENT

     As of January 31, 2001, each director, each Named Executive (see page 57) and all directors and executive officers of the Company as a group beneficially owned the number of shares of the Company's common stock set forth in the following table. Shares subject to acquisition within 60 days through the exercise of stock options are included in the first column and are shown separately in the second column.

                                                                                                   Shares Subject
                NAME OF INDIVIDUAL                      AMOUNT AND NATURE OF                       TO ACQUISITION
               OR PERSONS IN GROUP                    BENEFICIAL OWNERSHIP (A)                   WITHIN 60 DAYS (A)
               -------------------                    ------------------------                   ------------------
Frank C. Carlucci.................................              35,535         (b)(c)(d)                  3,385
Armando M. Codina.................................              11,760         (e)                        7,260
W. James Farrell..................................               6,541         (c)                        3,385
John G. Jartz.....................................             178,995         (f)(g)                   154,797
Judy C. Lewent....................................              10,755         (c)                        6,769
J. Michael Losh...................................               6,260         (c)(d)                     3,385
Vernon R. Loucks, Jr..............................              20,127         (c)                        3,385
Linda Johnson Rice................................               2,730         (c)                        1,773
Terence D. Martin.................................             183,956         (f)(g)(h)                151,150
Robert S. Morrison................................           1,635,621         (f)(g)(h)              1,428,150
Walter J. Salmon..................................              26,761         (c)                        3,385
Susan D. Wellington...............................             100,618         (f)(g)                    83,946
Russell A. Young..................................             247,992         (f)(g)                   217,666
                                                             ---------                                ---------
All directors and officers as a group.............           3,607,477         (f)(g)                 3,026,684
                                                             =========                                =========

-------------------------
(a) Unless otherwise indicated, each named individual and each person in the group has sole voting and investment power with respect to the shares shown. Of the total shares outstanding (including shares subject to acquisition within 60 days after January 31, 2001), each person other than Mr. Morrison beneficially owns less than 1% of the total shares and the group in total beneficially owns approximately 2.6% of the total shares. Mr. Morrison beneficially owns approximately 1.2% of all outstanding shares.

(b) Of these shares, 300 are held in a custodial account for Mr. Carlucci's daughter, through which he shares voting and investment power with his wife.

(c) The figures shown for all directors include an aggregate of 50,972 common stock units credited to them under The Quaker Oats Company Stock Compensation Plan for Outside Directors.

(d) The figures shown for all directors include an aggregate of 21,042 common stock units credited to them under the Deferred Compensation Plan for Directors of The Quaker Oats Company.

(e) Includes 4,500 shares owned by Codina Investments, Inc., which is wholly-owned by Mr. Codina.

(f) The figures shown for all executive officers include an aggregate of 94,549 shares allocated to them under The Quaker 401(k) Plan for Salaried Employees, which includes 18,388 shares on the basis of the conversion of shares of ESOP Convertible Preferred Stock at the conversion rate of 2.16. The Named Executives hold the following numbers of shares under this Plan:
    Mr. Morrison, 1,761; Mr. Martin, 1,634; Mr. Young, 10,235; Ms. Wellington, 7,377; and Mr. Jartz, 9,964.

(g) The figures shown for all executive officers include an aggregate of 62,857 shares granted to them under the 1990 LTIP and 1999 LTIP for which the restricted period has not lapsed. The Named Executives hold the following numbers of restricted shares or stock units under this Plan: Mr. Morrison, 14,613; Mr. Martin, 2,681; Mr. Young, 2,009; Ms. Wellington, 6,256; and Mr. Jartz, 2,457.

(h) The respective figures shown for Messrs. Martin and Morrison include the following numbers of common stock units credited to them under the Deferred Compensation Plan for Executives of The Quaker Oats Company: Mr. Martin, 12,844; and Mr. Morrison, 15,750.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

     The audited consolidated financial statements of The Quaker Oats Company and its subsidiaries and the Report of Independent Public Accountants thereon are found under Item 8 of this Form 10-K.

     The following audited financial statements are included under Item 8:

     1. Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

     2. Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

     3. Consolidated Balance Sheets as of December 31, 2000 and 1999

     4. Consolidated Statements of Common Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

     5. Operating Segment Information for the years ended December 31, 2000, 1999 and 1998

     6. Operating Segment Data for the years ended December 31, 2000, 1999 and 1998

     7. Enterprise and Geographic Information for the years ended December 31, 2000, 1999 and 1998

     8. Six-Year Selected Financial Data for the six years ended December 31, 2000, 1999, 1998, 1997, 1996 and 1995

(a)(2) FINANCIAL STATEMENT SCHEDULES
& (d)

     All required financial statement schedules are included in the audited consolidated financial statements or notes, found under Item 8 of this Form 10-K.

(a)(3) EXHIBITS
& (c)

     The exhibits required to be filed are listed on the Exhibit Index attached hereto, which is incorporated herein by reference.

(b) REPORTS ON FORM 8-K

     A Form 8-K was filed by the Company on February 8, 2001, concerning the Federal Trade Commission's request for additional information in connection with its antitrust review of the Company's proposed merger with PepsiCo, Inc.

     A Form 8-K was filed by the Company on February 1, 2001, under Item 5, concerning the Company's Fourth Quarter Earnings Release and related prepared conference call comments of February 1, 2001.

     A Form 8-K was filed by the Company on December 7, 2000, with respect to the Agreement and Plan of Merger, dated December 2, 2000, between PepsiCo Inc., BeverageCo, Inc. and the Company, and the related Stock Option Agreement.

     A Form 8-K was filed by the Company on December 5, 2000, to announce the discontinuance of the Company's $1 billion stock repurchase program.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE QUAKER OATS COMPANY

By: /s/ ROBERT S. MORRISON                          Date: February 15, 2001
    ----------------------------------------------
    Robert S. Morrison, Chairman, President and
    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 15th day of February 2001, by the following persons on behalf of the Registrant and in the capacities indicated.

                      SIGNATURE                                                   TITLE
                      ---------                                                   -----

         /s/ ROBERT S. MORRISON                          Chairman, President and Chief Executive Officer
-----------------------------------------------------
               Robert S. Morrison

         /s/ TERENCE D. MARTIN                           Senior Vice President and Chief Financial Officer
-----------------------------------------------------
               Terence D. Martin

         /s/ WILLIAM G. BARKER                           Vice President and Corporate Controller
-----------------------------------------------------
               William G. Barker

         /s/ FRANK C. CARLUCCI                           Director
-----------------------------------------------------
               Frank C. Carlucci

         /s/ ARMANDO M. CODINA                           Director
-----------------------------------------------------
               Armando M. Codina

         /s/ W. JAMES FARRELL                            Director
-----------------------------------------------------
               W. James Farrell

         /s/ JUDY C. LEWENT                              Director
-----------------------------------------------------
               Judy C. Lewent

         /s/ J. MICHAEL LOSH                             Director
-----------------------------------------------------
               J. Michael Losh

         /s/ VERNON R. LOUCKS, JR.                       Director
-----------------------------------------------------
               Vernon R. Loucks, Jr.

         /s/ LINDA JOHNSON RICE                          Director
-----------------------------------------------------
               Linda Johnson Rice

         /s/ WALTER J. SALMON                            Director
-----------------------------------------------------
               Walter J. Salmon

                                 EXHIBIT INDEX

                                                                              ELECTRONIC (E) OR
                                                                               INCORPORATED BY
EXHIBIT NO.                           DESCRIPTION                             REFERENCE (IBRF)
-----------                           -----------                             -----------------
2(a)          Agreement and Plan of Merger, dated as of December 2, 2000,         IBRF
              between PepsiCo, Inc., BeverageCo, Inc. and The Quaker Oats
              Company (incorporated by reference to the Company's Form 8-K filed on December 7, 2000, file number 1-12)
2(b)          Stock Option Agreement, dated as of December 2, 2000,               IBRF
              between PepsiCo, Inc. and The Quaker Oats Company
              (incorporated by reference to the Company's Form 8-K filed on December 7, 2000, file number 1-12)
3(a)          Restated Certificate of Incorporation (incorporated by              IBRF
              reference to the Company's Form 10-K for the fiscal year
              ended December 31, 1996, file number 1-12)
3(b)          Bylaws of The Quaker Oats Company, as amended effective             IBRF
              September 9, 1998 (incorporated by reference to the
              Company's Form 10-K for the fiscal year ended December 31,
              1998, file number 1-12)
4(a)          Shareholder Rights Plan effective May 8, 1996 (incorporated         IBRF
              by reference to the Company's Form 8-K filed on May 20,
              1996, file number 1-12)
4(b)          First Amendment to the Shareholder Rights Plan effective            IBRF
              November 21, 2000, (incorporated by reference to the
              Company's Form 8-A12B/A, filed on December 5, 2000, file
              number 1-12)
4(c)          Second Amendment to the Shareholder Rights Plan effective           IBRF
              December 2, 2000, (incorporated by reference to the
              Company's Form 8-A12B/A, filed on December 5, 2000, file
              number 1-12)
4(d)          Registrant undertakes to furnish to the Commission, upon            IBRF
              request, a copy of any instrument defining the rights of
              holders of long-term debt of the registrant and all of its subsidiaries for which consolidated or unconsolidated
              financial statements are required to be filed.
10(a)(1)*     The Quaker Long Term Incentive Plan of 1990 (incorporated by        IBRF
              reference to the Company's Form 10-Q for the fiscal quarter ended September 30, 1996, file number 1-12)
10(a)(2)*     First Amendment to The Quaker Long Term Incentive Plan of           IBRF
              1990 (as amended and restated effective as of September 1,
              1996) (incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended September 30, 1999, file number
              1-12)
10(a)(3)*     Second Amendment to The Quaker Long Term Incentive Plan of           E
              1990 (as  amended and restated effective as of September 1,
              1996)
10(a)(4)*     The Quaker Long Term Incentive Plan of 1999 (incorporated by        IBRF
              reference to the Company's Form 10-K for the fiscal year
              ended December 31, 1997, file number 1-12)
10(a)(5)*     First Amendment to The Quaker Long Term Incentive Plan of            E
              1999
10(b)*        Deferred Compensation Plan for Executives of The Quaker Oats        IBRF
              Company, as amended and restated effective as of December 1,
              1999 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1999, file number
              1-12)
10(c)*        Management Incentive Bonus Plan of The Quaker Oats Company,         IBRF
              as amended and restated effective as of May 13, 1998
              (incorporated by reference to the Company's Form 10-Q for
              the fiscal quarter ended September 30, 1999, file number
              1-12)
10(d)*        Executive Incentive Bonus Plan of The Quaker Oats Company           IBRF
              (incorporated by reference to the Company's Form 10-K for
              the fiscal year ended December 31, 1998, file number 1-12)

                                                                              ELECTRONIC (E) OR
                                                                               INCORPORATED BY
EXHIBIT NO.                           DESCRIPTION                             REFERENCE (IBRF)
-----------                           -----------                             -----------------
10(e)(1)*     Deferred Compensation Plan for Directors of The Quaker Oats         IBRF
              Company, as restated effective November 1, 1996
              (incorporated by reference to the Company's Form 10-K for
              the fiscal year ended December 31, 1996, file number 1-12)
10(e)(2)*     First Amendment to the Deferred Compensation Plan for               IBRF
              Directors of The Quaker Oats Company effective May 13, 1998
              (incorporated by reference to the Company's Form 10-K for
              the fiscal year ended December 31, 1998, file number 1-12)
10(e)(3)*     Second Amendment to the Deferred Compensation Plan for              IBRF
              Directors of The Quaker Oats Company effective January 1,
              1999 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1998, file number 1-
              12)
10(f)(1)*     Directors' Stock Compensation Plan, as restated effective           IBRF
              November 1, 1996 (incorporated by reference to the Company's
              Form 10-K for the fiscal year ended December 31, 1996, file number 1-12)
10(f)(2)*     First Amendment to the Directors' Stock Compensation Plan           IBRF
              effective May 13, 1998 (incorporated by reference to the
              Company's Form 10-K for the fiscal year ended December 31,
              1998, file number 1-12)
10(f)(3)*     Second Amendment to the Directors' Stock Compensation Plan          IBRF
              effective January 1, 1999 (incorporated by reference to the
              Company's Form 10-K for the fiscal year ended December 31,
              1998, file number 1-12)
10(g)(1)*     The Quaker Oats Stock Option Plan for Outside Directors             IBRF
              effective January 1, 1999 (incorporated by reference to the
              Company's Form 10-K for the fiscal year ended December 31,
              1998, file number 1-12)
10(g)(2)*     First Amendment to The Quaker Oats Stock Option Plan for             E
              Outside Directors
10(h)(1)*     Employment Agreement with Robert S. Morrison effective as of        IBRF
              October 22, 1997 (incorporated by reference to the Company's
              Form 10-K for the fiscal year ended December 31, 1997, file number 1-12)
10(h)(2)*     Employment Agreement with Terence D. Martin, first effective        IBRF
              for the fiscal quarter ended December 31, 1998 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1998, file number 1-12)
10(h)(3)*     Employment Agreement, dated as of December 2, 2000, among            E
              The Quaker Oats Company, PepsiCo, Inc. and Robert S.
              Morrison
10(h)(4)*     Form of Executive Separation Agreement entered into with            IBRF
              Robert S. Morrison and Terence D. Martin (incorporated by
              reference to the Company's Form 10-K for the fiscal year
              ended December 31, 1998, file number 1-12)
10(h)(5)*     Form of Amendment of Executive Separation Agreement entered          E
              into with Robert S. Morrison and Terence D. Martin
10(h)(6)*     Form of Executive Separation Agreement with certain                 IBRF
              Executive Officers (incorporated by reference to the
              Company's Form 10-Q for the fiscal quarter ended September
              30, 1998, file number 1-12)
10(h)(7)*     Form of Amendment of Executive Separation Agreement entered          E
              into with certain Executive Officers
10(i)(1)*     The Quaker Supplemental Executive Retirement Program, as            IBRF
              restated effective November 1, 1996 (incorporated by
              reference to the Company's Form 10-K for the fiscal year
              ended December 31, 1996, file number 1-12)
10(i)(2)*     First Amendment to The Quaker Supplemental Executive                IBRF
              Retirement Program, as amended and restated effective as of
              November 1, 1996 (incorporated by reference to the Company's
              Form 10-Q for the fiscal quarter ended September 30, 1999, file number 1-12)

                                                                              ELECTRONIC (E) OR
                                                                               INCORPORATED BY
EXHIBIT NO.                           DESCRIPTION                             REFERENCE (IBRF)
-----------                           -----------                             -----------------
10(j)(1)*     The Quaker Oats Company Benefits Protection Trust                   IBRF
              (incorporated by reference to the Company's Form 10-K for
              the fiscal year ended June 30, 1989, file number 1-12)
10(j)(2)*     First Amendment to The Quaker Oats Company Benefits                 IBRF
              Protection Trust (incorporated by reference to the Company's
              Form 10-K for the fiscal year ended June 30, 1992, file
              number 1-12)
10(j)(3)*     Second Amendment to The Quaker Oats Company Benefits                IBRF
              Protection Trust (incorporated by reference to the Company's
              Form 10-K for the fiscal year ended June 30, 1992, file
              number 1-12)
10(k)(1)*     Quaker Salaried Employees Compensation and Benefits                 IBRF
              Protection Plan, as restated effective November 1, 1996
              (incorporated by reference to the Company's Form 10-K for
              the fiscal year ended December 31, 1996, file number 1-12)
10(k)(2)*     First Amendment to the Quaker Salaried Employees                    IBRF
              Compensation and Benefits Protection Plan, as amended and
              restated effective as of November 1, 1996 (incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended September 30, 1999, file number 1-12)
10(l)(1)*     The Quaker Eligible Earnings Adjustment Plan, as restated           IBRF
              effective November 1, 1996 (incorporated by reference to the
              Company's Form 10-K for the fiscal year ended December 31,
              1996, file number 1-12)
10(l)(2)*     First Amendment to the Quaker Eligible Earnings Adjustment          IBRF
              Plan, as amended and restated effective as of November 1,
              1996 (incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended September 30, 1999, file number
              1-12)
10(m)(1)*     Quaker Officers Severance Program, as amended and restated          IBRF
              effective July 9, 1997 (incorporated by reference to the
              Company's Form 10-K for the fiscal year ended December 31,
              1997, file number 1-12)
10(m)(2)*     First Amendment to the Quaker Officers Severance Program, as        IBRF
              amended and restated effective July 9, 1997 (incorporated by reference to the Company's Form 10-K for the fiscal year
              ended December 31, 1997, file number 1-12)
10(m)(3)*     Second Amendment to the Quaker Officers Severance Program,          IBRF
              as amended and restated effective as of July 9, 1997
              (incorporated by reference to the Company's Form 10-Q for
              the fiscal quarter ended September 30, 1999, file number
              1-12)
10(n)(1)*     The Quaker 415 Excess Benefit Plan, as amended and restated         IBRF
              effective November 1, 1996 (incorporated by reference to the
              Company's Form 10-K for the fiscal year ended December 31,
              1996, file number 1-12)
10(n)(2)*     First Amendment to The Quaker 415 Excess Benefit Plan, as           IBRF
              amended and restated effective as of November 1, 1996
              (incorporated by reference to the Company's Form 10-Q for
              the fiscal quarter ended September 30, 1999, file number
              1-12)
12            Statements re: Computation of Ratios                                 E
21            List of Subsidiaries of the Registrant                               E
23            Consent of Auditors                                                  E

-------------------------
* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

                                 [QUAKER LOGO]