Form 10-Q
period 2001-03-31
QUAKER OATS CO
filed 2001-04-27
CIK 81371

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  [QUAKER LOGO]

                                    FORM 10-Q

     X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    ---                       Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---                                Act of 1934


                For the transition period from         to
                                               -------    -------

                           Commission file number 1-12


                             THE QUAKER OATS COMPANY
 ------------------------------------------------------------------------------
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

                      YES    X            NO
                           ------             ------


      The number of shares of Common Stock, $5.00 par value, outstanding as of the close of business on March 31, 2001, was 132,112,107.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Condensed Consolidated Statements of Income,
Reinvested Earnings and Comprehensive Income for
the Three Months Ended March 31, 2001 and 2000                              3

Condensed Consolidated Balance Sheets as of
March 31, 2001 and December 31, 2000                                        4

Condensed Consolidated Statements of Cash Flows for
the Three Months Ended March 31, 2001 and 2000                              5

Net Sales and Operating Income by Segment for
the Three Months Ended March 31, 2001 and 2000                              6

Notes to Condensed Consolidated Financial Statements                     7-16

ITEM 2 - Management's Discussion and Analysis
              of Financial Condition and Results of Operations          17-23

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings                                                 24

ITEM 6 - Exhibits and Reports on Form 8-K                                  24

SIGNATURES                                                                 25

EXHIBIT INDEX                                                              26

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME,
                  REINVESTED EARNINGS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED
DOLLARS IN MILLIONS (EXCEPT PER SHARE DATA)                                   MARCH 31,
------------------------------------------------------------------------------------------------
                                                                   2001                 2000
                                                               -------------        ------------
NET SALES                                                      $     1,226.6        $    1,172.1
Cost of goods sold                                                     549.6               522.9
                                                               -------------        ------------
Gross profit                                                           677.0               649.2

Selling, general and administrative expenses                           487.7               467.6
Restructuring charges and asset impairments                              4.0               173.7
Interest expense                                                        14.8                13.9
Interest income                                                         (1.3)               (1.8)
Foreign exchange loss - net                                              0.9                 3.6
                                                               -------------        ------------

Income (loss) before income taxes                                      170.9                (7.8)
Provision (benefit) for income taxes                                    61.4                (9.6)
                                                               -------------        ------------

NET INCOME                                                             109.5                 1.8

Preferred dividends - net of tax                                         1.1                 1.1
                                                               -------------        ------------
NET INCOME AVAILABLE FOR COMMON                                $       108.4        $        0.7
                                                               =============        ============

PER COMMON SHARE:
Net income - basic                                             $        0.82        $       0.01
                                                               =============        ============
Net income - diluted                                           $        0.78        $       0.01
                                                               =============        ============
Dividends declared                                             $       0.285        $      0.285
                                                               =============        ============

Average Number of Common Shares Outstanding
  (in thousands)                                                     131,952             131,388
                                                               =============        ============

REINVESTED EARNINGS:
Balance - beginning of period                                  $     1,061.7        $      854.6
Net income                                                             109.5                 1.8
Dividends                                                              (38.7)              (38.3)
                                                               -------------        ------------
Balance - end of period                                        $     1,132.5        $      818.1
                                                               =============        ============

COMPREHENSIVE INCOME:
Net income                                                     $       109.5        $        1.8
Other comprehensive income - net of tax:
Foreign currency translation adjustments                               (13.5)               (0.2)
Transition adjustment related to change in accounting for
   derivative instruments and hedging activities                        (1.7)                 --
Unrealized losses on qualifying cash flow hedges - net of
   reclassification adjustments                                         (0.5)                 --
Unrealized gains on marketable securities - net of
   reclassification adjustments                                          0.2                 0.5
Other                                                                    0.1                  --
                                                               -------------        ------------
Total Comprehensive Income                                     $        94.1        $        2.1
                                                               =============        ============


   See accompanying notes to the condensed consolidated financial statements.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             MARCH 31,       DECEMBER 31,
DOLLARS IN MILLIONS                                            2001             2000
----------------------------------------------------------------------------------------
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                                  $      132.9    $      174.3
Marketable securities                                              28.4             0.3
Trade accounts receivable - net of allowances                     337.6           298.0
Inventories:
  Finished goods                                                  268.1           213.9
  Raw materials                                                    38.4            39.0
  Packaging materials and supplies                                 38.3            34.5
                                                           ------------    ------------
Total inventories                                                 344.8           287.4
Other current assets                                              249.3           253.7
                                                           ------------    ------------
TOTAL CURRENT ASSETS                                            1,093.0         1,013.7

  Property, plant and equipment                                 1,924.7         1,927.6
  Less: accumulated depreciation                                  817.9           807.6
                                                           ------------    ------------
Total property - net                                            1,106.8         1,120.0
Intangible assets - net of amortization                           227.2           229.2
Other assets                                                       66.7            55.9
                                                           ------------    ------------
TOTAL ASSETS                                               $    2,493.7    $    2,418.8
                                                           ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Short-term debt                                            $       75.2    $       81.6
Current portion of long-term debt                                  59.2            48.0
Trade accounts payable                                            229.1           212.3
Other current liabilities                                         514.8           518.5
                                                           ------------    ------------
TOTAL CURRENT LIABILITIES                                         878.3           860.4

Long-term debt                                                    639.6           664.1
Other liabilities                                                 513.7           518.0
Preferred stock, series B, no par value, authorized
  1,750,000 shares; issued 1,282,051 shares of
  $5.46 cumulative convertible shares
  (liquidating preference of $78 per share)                       100.0           100.0
Deferred compensation                                             (13.6)          (27.2)
Treasury preferred stock, at cost, 457,798 shares and
  441,469 shares, respectively                                    (54.6)          (51.2)
COMMON SHAREHOLDERS' EQUITY:
Common stock, $5 par value, authorized 400 million
  shares; issued 167,978,792 shares                               840.0           840.0
Additional paid-in capital                                        141.1           136.4
Reinvested earnings                                             1,132.5         1,061.7
Accumulated other comprehensive income                           (126.7)         (111.3)
Deferred compensation                                             (20.1)          (21.2)
Treasury common stock, at cost, 35,866,685 shares
  and 36,208,395 shares, respectively                          (1,536.5)       (1,550.9)
                                                           ------------    ------------
TOTAL COMMON SHAREHOLDERS' EQUITY                                 430.3           354.7
                                                           ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $    2,493.7    $    2,418.8
                                                           ============    ============



   See accompanying notes to the condensed consolidated financial statements.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
DOLLARS IN MILLIONS                                                                            MARCH 31,
-----------------------------------------------------------------------------------------------------------------
                                                                                          2001            2000
                                                                                       ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                              $    109.5       $    1.8
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization                                                                 35.3           32.2
Deferred income taxes                                                                          1.6            0.9
Restructuring charges and asset impairments                                                    4.0          173.7
Loss on disposition of property, plant and equipment                                           0.6            0.5
Increase in trade accounts receivable                                                        (44.4)         (87.1)
Increase in inventories                                                                      (60.1)         (53.3)
Decrease (increase) in other current assets                                                    2.9          (44.7)
Increase in trade accounts payable                                                            19.0           41.0
Decrease in other current liabilities                                                         (3.5)          (6.8)
Change in deferred compensation                                                               14.7            6.0
Tax benefit from employee stock option exercises                                               6.0            2.0
Other items                                                                                  (13.3)          11.4
                                                                                        ----------      ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   72.3           77.6
                                                                                        ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities                                                           (85.1)        (100.1)
Proceeds from sales of marketable securities                                                  57.6           45.1
Additions to property, plant and equipment                                                   (38.3)         (54.5)
Proceeds from sales of property, plant and equipment                                           5.9            3.0
                                                                                        ----------      ---------
  NET CASH USED IN INVESTING ACTIVITIES                                                      (59.9)        (106.5)
                                                                                        ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends                                                                               (38.7)         (38.3)
Change in short-term debt                                                                     (4.1)         (20.7)
Proceeds from long-term debt                                                                   0.1            0.2
Reduction of long-term debt                                                                  (14.3)         (19.5)
Issuance of common treasury stock                                                             13.2           10.4
Repurchases of common stock                                                                     --          (81.0)
Repurchases of preferred stock                                                                (3.4)          (1.2)
                                                                                        ----------      ---------
  NET CASH USED IN FINANCING ACTIVITIES                                                      (47.2)        (150.1)
                                                                                        ----------      ---------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                  (6.6)          (1.9)
                                                                                        ----------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (41.4)        (180.9)
                                                                                        ----------      ---------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                              174.3          282.9
                                                                                        ----------      ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $    132.9      $   102.0
                                                                                        ==========      =========

   See accompanying notes to the condensed consolidated financial statements.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                    NET SALES AND OPERATING INCOME BY SEGMENT
                                   (UNAUDITED)

                                                 NET SALES (a)               OPERATING INCOME (LOSS) (b)
                                                 THREE MONTHS                       THREE MONTHS
DOLLARS IN MILLIONS                             ENDED MARCH 31,                    ENDED MARCH 31,
--------------------------------------------------------------------------------------------------------
                                              2001             2000              2001            2000
                                         -------------    -------------     -------------    -----------
FOODS:
U.S. and Canadian                        $    638.7       $    632.8        $   129.0        $   140.2
Latin American                                 87.3             87.4              4.1              7.6
Other (c)                                      58.2             53.0              8.9              6.2
                                         -------------    -------------     -------------    -----------
TOTAL FOODS                                   784.2            773.2            142.0            154.0

BEVERAGES:
U.S. and Canadian                             353.8            318.9             46.9             34.8
Latin American                                 72.5             63.6              9.5              3.1
Other (c)                                      16.1             16.4             (1.9)            (2.6)
                                         -------------    -------------     -------------    -----------
TOTAL BEVERAGES                               442.4            398.9             54.5             35.3

                                         -------------    -------------     -------------    -----------
TOTAL SALES/OPERATING INCOME             $  1,226.6       $  1,172.1            196.5            189.3
                                         =============    =============

Less:   Restructuring charges and
          asset impairments (d)(e)                                                4.0            173.7
        General corporate expenses                                                7.2              7.7
        Interest expense - net                                                   13.5             12.1
        Foreign exchange loss - net                                               0.9              3.6
                                                                            -------------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                                           $   170.9        $    (7.8)
                                                                            =============    ===========

(a) Intersegment revenue is not material.

(b) Operating results by segment exclude restructuring and asset impairment charges and certain other expenses not allocated to operating segments such as income taxes, general corporate expenses and net financing costs.

(c) Other includes European and Asia/Pacific businesses.

(d) 2001 includes pretax restructuring charges of $4.8 million and pretax income of $0.8 million to reduce prior-period restructuring reserves.

(e) 2000 includes pretax restructuring charges of $56.8 million, pretax income to reduce prior-period restructuring reserves of $3.2 million and pretax asset impairment losses of $120.1 million related to a supply chain reconfiguration project.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include The Quaker Oats Company and its subsidiaries (the Company). The condensed consolidated statements of income, reinvested earnings and comprehensive income for the three months ended March 31, 2001 and 2000, the condensed consolidated balance sheet as of March 31, 2001, and the condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2001, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K Annual Report to shareholders for the year ended December 31, 2000.

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


NOTE 3 - RESTRUCTURING CHARGES AND ASSET IMPAIRMENT LOSSES

The consolidated operating results for the first quarter of 2001 include restructuring charges of $4.8 million related to current-year restructuring actions and income to reduce prior-period restructuring reserves of $0.8 million.

The following summarizes current-year net charges taken by the Company relating to restructuring plans.

                                                       Three Months Ended
Dollars in Millions                                        March 31, 2001
--------------------------------------------------------------------------
Supply chain reconfiguration project                                $ 4.7
Other U.S. organization alignments                                    0.1
                                                  ------------------------
   Charges before reserve adjustments                               $ 4.8
Adjustments to prior-period reserves                                 (0.8)
                                                  ------------------------
Total                                                               $ 4.0
                                                  ========================

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001


SUPPLY CHAIN RECONFIGURATION PROJECT
Restructuring charges of $4.7 million were recognized in the current year related to a supply chain reconfiguration project announced in September 1999. The three-year project to upgrade and optimize the Company's manufacturing and distribution capabilities in North America involves the rationalization of U.S. and Canadian Foods operations, an expansion of U.S. beverage manufacturing and a reconfiguration of the Company's food and beverage logistics network.

In 2000, the Company adopted plans to close two cereal manufacturing facilities and two distribution centers in the United States, which resulted in restructuring charges of $50.1 million in the first quarter of that year. The restructuring charges, primarily attributable to the Company's U.S. and Canadian Foods operations, were comprised of severance and termination benefits and other shut-down costs.

In the first quarter of 2000, the Company recognized asset impairment losses of $120.1 million attributable to the U.S. and Canadian Foods operations. As a result of the negotiation of a significant contract manufacturing agreement and completion of decisional and effects bargaining required to close the two cereal manufacturing facilities, the Company evaluated the recoverability of its affected long-lived assets pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 121. The affected assets (land, buildings and production machinery and equipment) were determined to be held for use, as they are integral to the Company's operations until the migration of production activity to other facilities is completed. Because the carrying value of the affected long-lived assets exceeded the projected future undiscounted cash flows, the Company was required to reduce the carrying value of the long-lived assets to fair value and recognize asset impairment losses. The fair value of affected assets was determined based on analyses of the current liquidation values of similar assets.

In total, the Company has recognized charges of $197.2 million related to this project, including $4.7 million in the current year and $192.5 million in prior years. Additional restructuring actions over the remainder of 2001 and 2002 are expected to bring the total restructuring charges to approximately $200 million. Ongoing cost savings resulting from this project are expected to be approximately $40 million in the current year and to reach the full amount of approximately $65 million annually beginning in 2002 and going forward. Eighty percent of the savings are expected to be in cash.

OTHER U.S. ORGANIZATION ALIGNMENTS
During the first quarter of 2000, the Company also adopted plans to restructure its human resources department, close an administrative office in California and a small leased Gatorade manufacturing facility in Puerto Rico, and decentralize certain U.S. customer service functions. As a result of these actions, the Company eliminated approximately 55 positions. Restructuring charges of $6.7 million were recognized in the first quarter of 2000 for severance and termination benefits and shut-down costs. Annual savings from these actions, approximately $10 million, began mid-year 2000 and are expected to be primarily in cash.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001


RESTRUCTURING RESERVES
Consolidated operating results for the three months ended March 31, 2001 and 2000, included income of $0.8 million and $3.2 million, respectively, to reduce prior-period restructuring reserves. Adjustments to reserves in both years were primarily due to higher-than-anticipated proceeds on the sale of certain assets and other changes from previously estimated amounts.

Restructuring actions are proceeding as planned and remaining restructuring reserves of $34.7 million as of March 31, 2001, are considered adequate to cover committed restructuring actions. Restructuring reserve balances as of December 31, 2000, activity during the current year and restructuring reserve balances as of March 31, 2001, were as follows:


                            December 31,      Amounts Charged                                  March 31,
                                2000     -----------------------------   Amounts     Amounts     2001
Dollars in Millions           Reserves    Cash      Non-Cash    Total    Utilized   Adjusted   Reserves
--------------------------------------------------------------------------------------------------------
2001 Restructuring:
Severance and
   termination benefits       $   --      $ 0.1      $   --    $  0.1     $ (0.1)    $    --     $   --
Other                             --        3.2         1.5       4.7       (4.7)         --         --
--------------------------------------------------------------------------------------------------------
Subtotal                      $   --      $ 3.3      $  1.5    $  4.8     $ (4.8)    $    --     $   --
--------------------------------------------------------------------------------------------------------
Prior-Period
   Restructuring                45.1         --          --        --       (9.6)      (0.8)       34.7
--------------------------------------------------------------------------------------------------------
Total                         $ 45.1      $ 3.3      $  1.5    $  4.8     $(14.4)    $ (0.8)     $ 34.7
--------------------------------------------------------------------------------------------------------

NOTE 4 - LITIGATION

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

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001


NOTE 5 - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2001 and 2000, was $94.1 million and $2.1 million, respectively. The Company's total comprehensive income for the three months ended March 31, 2001 and 2000, includes: net income; foreign currency translation adjustments; and unrealized gains on marketable securities, net of adjustments to reclassify realized gains to net income. Comprehensive income for the first quarter of 2001 also includes the transition adjustment to record the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, and the related unrealized losses on qualifying cash flow hedges, net of adjustments to reclassify realized gains to net income.

The components of accumulated other comprehensive income, net of tax, included in the condensed consolidated balance sheets as of March 31, 2001, and December 31, 2000, were:

                                                               March 31,       December 31,
Dollars in Millions                                                2001              2000
-------------------------------------------------------------------------------------------
Net foreign currency translation adjustments                 $  (124.8)        $  (111.3)
Transition adjustment related to change in accounting for
   derivative instruments and hedging activities                  (1.7)               --
Net unrealized losses on qualifying cash flow hedges              (0.5)               --
Net unrealized gains on marketable securities                      0.2                --
Other                                                              0.1                --
                                                          ---------------    --------------
   Accumulated other comprehensive income                    $  (126.7)        $  (111.3)
                                                          ===============    ==============


The unrealized gains on marketable securities and unrealized losses on qualifying cash flow hedges, both net of reclassification adjustments, included in the condensed consolidated statements of income, reinvested earnings and comprehensive income for the three months ended March 31, 2001 and 2000, were determined as follows:


                                                                March 31,         March 31,
Dollars in Millions                                                 2001             2000
-------------------------------------------------------------------------------------------
Unrealized holding gains on marketable securities              $   0.6           $    0.8
Less: adjustments to reclassify realized gains to net income      (0.4)              (0.3)
                                                               ----------      ------------
   Net unrealized gains on marketable securities               $   0.2           $    0.5
                                                               ==========      ============

Unrealized losses on qualifying cash flow hedges               $  (0.4)          $     --
Less: adjustments to reclassify realized gains to net income      (0.1)                --
                                                               ----------      ------------
   Net unrealized losses on qualifying cash flow hedges        $  (0.5)          $     --
                                                               ==========      ============

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

NOTE 6 - MARKETABLE SECURITIES

During 2001, the Company made investments in marketable securities. These marketable securities are available for sale and consist primarily of investments in mutual funds. These investments are expected to be held less than twelve months and are classified as marketable securities in the condensed consolidated balance sheet.


NOTE 7 - LEASE COMMITMENTS

In March 2000, the Company signed a ten-year lease for office space in a new headquarters building to be constructed in Chicago, Illinois. This new site is intended to replace the Company's current Chicago headquarters, which is leased through August of 2002. The new Chicago office is currently under construction and expected to be completed in 2002. The Company's obligations under the lease are contingent upon completion of the building and satisfaction of certain other obligations by the lessor.


NOTE 8 - CURRENT AND PENDING ACCOUNTING CHANGES

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No.
138. See Note 9 for additional information on the adoption of SFAS No. 133.

The Company also adopted Emerging Issues Task Force (EITF) No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," for the quarter ending March 31, 2001. The impact of adopting EITF No. 00-22 was not material to first-quarter results and is not anticipated to be material in later quarters.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 2001

In 2001 and the prior year, the EITF, a subcommittee of the Financial Accounting Standards Board (FASB), discussed a number of topics related to certain expenses that the Company reports in merchandising expense, a component of selling, general and administrative (SG&A) expenses. In April 2001, the EITF issued EITF No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." This guidance requires certain promotional expenses paid to retailers by vendors to be classified in the income statement as a reduction of sales or as cost of goods sold. In May and November 2000, the EITF issued and amended, respectively, EITF No. 00-14, "Accounting for Certain Sales Incentives." This guidance requires certain coupons, rebate offers and free products offered concurrently with a single exchange transaction with a customer to be recognized when incurred and reported as a reduction of sales. The EITF recently changed the required adoption of EITF No. 00-14 to the first quarter ending March 31, 2002, in order to coincide with the adoption of EITF No. 00-25. The Company expects the adoption of EITF No. 00-14 and EITF No. 00-25 to result in a reclassification of expenses and a restatement to reduce previously reported net sales and SG&A expenses. As the Company has not tracked the components of merchandising expenses discussed above separate from certain other merchandising expenses, the amount of this change has not been finalized. The Company expects that this reclassification may result in up to an $800 million reduction in net sales, or approximately 15 percent of net sales, and a corresponding $800 million decrease in SG&A expenses in each of the three years ended December 31, 2001, 2000 and 1999. Earnings will not be affected and the Company does not expect the adoption of these accounting changes to have a material effect on reported growth rates.


NOTE 9 - DERIVATIVE FINANCIAL AND COMMODITY INSTRUMENTS

The Company actively monitors its exposure to commodity price, foreign currency exchange rate and interest rate risks and uses derivative financial and commodity instruments to manage the impact of certain of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price, exchange rate or interest rate fluctuations alone, nor does it use instruments where there are not underlying exposures. The Company's use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility. Complex instruments involving leverage or multipliers are not used. Management believes that its use of derivative instruments to manage risk is in the Company's best interest.

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No.
138. In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment upon adoption of the standard to recognize its derivative instruments at fair value, to recognize the ineffective portion of cash flow hedges and to recognize the differences (attributable to hedged risks) between the carrying values and fair values of related hedged assets and liabilities for fair value hedges. The effect of this transition adjustment was not material to both reported earnings and accumulated other comprehensive income. The net gains and losses related to hedge ineffectiveness also were not material.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 2001

Initially, upon adoption of the new derivative accounting standard, and prospectively as of the date new derivatives are entered into, the Company designates the derivative as either (1) a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), or (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item, are recorded in earnings and reported in the condensed consolidated statements of income, reinvested earnings and comprehensive income on the same line as the hedged item. Unlike fair value hedges, the effective portion of the changes in the fair value of the derivative that is designated as a cash flow hedge is recorded in accumulated other comprehensive income. When the hedged item is realized, the gain or loss included in accumulated other comprehensive income is reported on the same line in the condensed consolidated statements of income, reinvested earnings and comprehensive income as the hedged item. In addition, both the fair value changes excluded from the Company's effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are immediately recognized in cost of goods sold.

The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. Derivatives are recorded in the condensed consolidated balance sheets at fair value in other assets and other liabilities. This process includes matching the hedge instrument to the underlying hedged item (assets, liabilities, firm commitments or forecasted transactions). At hedge inception and at least quarterly thereafter, the Company assesses whether the derivatives used to hedge transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the derivative instrument would be recognized in earnings during the period it no longer qualifies as a hedge.

Summarized below are the specific accounting policies by market risk category.

Commodity Price Risk
The Company uses commodity futures and options to reduce price exposures on commodity inventories or anticipated purchases of commodities. The Company regularly hedges purchases of oats, corn, corn sweetener and wheat. Beginning in 2001, the Company also initiated hedges for diesel fuel and corrugated packaging materials. These commodity futures and option contracts are accounted for as cash flow hedges when the hedged item represents a forecasted transaction or the variability in cash flows received or paid related to a recognized asset or liability.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 2001

Foreign Currency Exchange Rate Risk
The Company uses forward contracts, purchased options and currency swap agreements to manage foreign currency exchange rate risk related to certain projected cash flows from foreign operations and net investments in foreign subsidiaries. Under SFAS No. 133, the instruments are carried at fair value in the condensed consolidated balance sheets as a component of other current assets (deferred income) or other current liabilities (deferred charges). Changes in the fair value of derivative instruments that are used to manage exchange rate risk in foreign currency denominated cash flows and net investments in highly inflationary economies are recognized in the condensed consolidated statements of income, reinvested earnings and comprehensive income as foreign exchange loss or gain. Changes in the fair value of such instruments used to manage exchange rate risk on net investments in economies that are not highly inflationary are recognized in the condensed consolidated balance sheets as a component of accumulated other comprehensive income in common shareholders' equity.

Interest Rate Risk
The Company uses interest rate swap agreements to manage its exposure to changes in interest rates and to balance the mix of its fixed and floating rate debt. Interest rate swap agreements are accounted for as fair value hedges. Interest rate differentials to be received or paid on the swaps are recognized in the condensed consolidated statements of income, reinvested earnings and comprehensive income as a reduction or increase in interest expense, respectively. In accordance with the new derivative requirements, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item, are recorded in earnings and reported in the condensed consolidated statements of income, reinvested earnings and comprehensive income on the same line as the hedged item. Also, upon adoption of the new derivative guidelines, the settlement costs of terminated swap agreements were reclassified to accumulated other comprehensive income, and are being amortized over the life of the original swap agreements. As the settlement amounts are amortized, they are reclassified from accumulated other comprehensive income and reported as a component of interest expense in the condensed consolidated statements of income, reinvested earnings and comprehensive income.

In 2000, the Company entered into an interest rate swap agreement with a notional value of $13.4 million to exchange fixed for floating-rate debt. This swap agreement matures in May 2006.

In 1999, the Company entered into cancelable interest rate swap agreements with a notional value of $80.0 million. In 2000, the counterparties exercised their options to cancel these agreements effective March 15, 2001.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 2001


NOTE 10 - EARNINGS PER SHARE

Reconciliations of basic earnings per share (EPS) to diluted EPS were as follows:


Dollars in Millions (Except Per Share Data)
and Shares in Thousands                                        Three Months Ended March 31,
--------------------------------------------------------------------------------------------------------
                                                          2001                            2000
                                                 ------------------------     --------------------------

                                                   Income       Shares            Income        Shares
                                                 -----------  -----------     -------------   ----------
Net income                                       $   109.5                     $     1.8
Less: Preferred dividends - net of tax                 1.1                           1.1
                                                 -----------  -----------     -------------   ----------
Net income available for common                  $   108.4      131,952        $     0.7        131,388
                                                 -----------  -----------     -------------   ----------

Net income per common share                      $    0.82                     $    0.01
                                                 ===========                  =============


Net income available for common                  $   108.4      131,952        $     0.7        131,388

Effect of dilutive securities:
  Stock options                                         --        4,764               --          2,685
  Non-vested awards                                     --          238               --            222
  ESOP Convertible Preferred Stock                     0.5        1,796              0.5          1,966
                                                 -----------  -----------        ----------   ----------
  Diluted                                        $   108.9      138,750        $     1.2        136,261
                                                 -----------  -----------     -------------   ----------
Net income per common share - diluted            $    0.78                     $    0.01
                                                 ===========                  =============

The increase in average common shares outstanding at March 31, 2001, compared to March 31, 2000, reflects the exercise of employee stock options.

As of March 31, 2000, certain stock options were excluded from the computation of diluted EPS because the exercise prices were higher than the average market price.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 2001


NOTE 11 - PROPOSED MERGER WITH PEPSICO

On December 2, 2000, the Company, PepsiCo, Inc. (PepsiCo) and BeverageCo, Inc., a direct wholly-owned subsidiary of PepsiCo, entered into an Agreement and Plan of Merger, which was amended on March 15, 2001 (the merger agreement). Pursuant to the merger agreement and subject to the terms and conditions set forth therein, BeverageCo, Inc. will be merged with and into the Company, with the Company being the surviving corporation of such merger. As a result of the merger, the Company will become a wholly-owned subsidiary of PepsiCo. The merger has been structured as a stock-for-stock tax-free reorganization and is intended to qualify as a pooling of interests business combination for accounting purposes. In connection with the execution of the merger agreement, PepsiCo and the Company entered into a Stock Option Agreement pursuant to which the Company granted PepsiCo an option to purchase up to approximately 19.9 percent of the outstanding shares of Company common stock exercisable in the circumstances specified in the option agreement. The merger has received regulatory approvals from the European Commission and regulatory authorities in Canada, Colombia and Mexico. The merger is still subject to approval by the shareholders of the Company and PepsiCo, approval by the U.S. Federal Trade Commission and satisfaction of other closing conditions provided in the merger agreement.

At the effective time of the merger, each issued and outstanding share of Company common stock will be converted into the right to receive 2.3 shares of PepsiCo common stock, subject to adjustment as provided in the merger agreement (and as summarized below). Holders of Company common stock will not be entitled to receive, in exchange for each share of Company common stock they hold, shares of PepsiCo common stock with a value in excess of $105.00, determined on the basis of the PepsiCo market price (as described below). In the event that the value to be received would exceed $105.00, each share of Company common stock will be exchanged for shares of PepsiCo common stock with a value of $105.00, based on the PepsiCo market price. This will be accomplished by adjusting the exchange ratio of 2.3 to a number equal to (a) $105.00, divided by (b) the PepsiCo market price. The PepsiCo market price is the average of the closing prices of PepsiCo capital stock on the New York Stock Exchange (NYSE) composite tape for the ten trading days randomly selected by lot by PepsiCo and the Company together from the thirty trading days ending on and including the third NYSE trading day preceding the closing date of the merger.

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

For more information regarding this transaction, refer to the caption "Change in Control Arrangements" found under Part III of the Company's Form 10-K Annual Report to shareholders for the year ended December 31, 2000, and the joint proxy statement/prospectus related to the merger, filed with the Securities and Exchange Commission on March 21, 2001, and first mailed to the Company's shareholders on or about March 22, 2001.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PROPOSED MERGER WITH PEPSICO

On December 2, 2000, the Company, PepsiCo, Inc. (PepsiCo) and BeverageCo, Inc., a direct wholly-owned subsidiary of PepsiCo, entered into an Agreement and Plan of Merger, which was amended on March 15, 2001 (the merger agreement). Pursuant to the merger agreement and subject to the terms and conditions set forth therein, BeverageCo, Inc. will be merged with and into the Company, with the Company being the surviving corporation of such merger. As a result of the merger, the Company will become a wholly-owned subsidiary of PepsiCo. The merger is a stock-for-stock transaction intended to be tax-free and accounted for as a pooling of interests. The merger agreement has been approved by the boards of directors of each company and has received regulatory approvals from the European Commission and regulatory authorities in Canada, Colombia and Mexico. The merger is still subject to approval by both PepsiCo and Quaker shareholders, approval by the U.S. Federal Trade Commission and satisfaction of other closing conditions provided in the merger agreement. See Note 11 of this Form 10-Q for additional information. The following discussion of business results and forward-looking statements does not take into account business changes that may be made following the completion of the proposed merger with PepsiCo. The Company currently expects the merger to be completed in the second quarter of 2001.


INTRODUCTION

The Quaker Oats Company is an international marketer and manufacturer of foods and beverages. Its major brands include: Gatorade thirst quencher; Quaker cereals and grain-based snacks; Rice-A-Roni, Pasta Roni and Near East side dishes; and Aunt Jemima mixes and syrups.

Results for the three months ended March 31, 2001, are discussed on a consolidated basis and then by regional Foods and Beverages operating segments. In determining operating segment income or loss, restructuring charges, asset impairment losses and certain other expenses, such as income taxes, general corporate expenses and net financing costs, are not allocated to operating segments. See "Restructuring Charges and Asset Impairment Losses" for a discussion of the Company's current restructuring actions. See "Liquidity and Capital Resources" for a discussion of changes in financial condition for the first three months of 2001.


THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH
THREE MONTHS ENDED MARCH 31, 2000

Consolidated volume and net sales for the three months ended March 31, 2001 (current quarter) increased 4 percent and 5 percent, respectively. Total Beverages sales increased 11 percent to $442.4 million and total Foods sales increased 1 percent to $784.2 million. Negative foreign currency exchange rate fluctuations, particularly in Europe and Latin America, and certain price increases affected the comparison of current quarter net sales to the first quarter of 2000 for several operating segments. However, on a consolidated basis, the net impact of these changes was not material.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated gross profit margin decreased slightly to 55.2 percent, from 55.4 percent in the first quarter of 2000, mainly due to changes in total Company product mix and temporary transitional costs for U.S. and Canadian Foods.

Selling, general and administrative (SG&A) expenses increased $20.1 million, or 4 percent. Advertising and merchandising (A&M) expenses, the largest component of SG&A expenses, increased 4 percent.

In the current quarter, restructuring charges of $4.8 million, primarily related to a supply chain reconfiguration project, were partly offset by income of $0.8 million to adjust prior-period restructuring reserves. The adjustments to reserves related to differences between actual and previously estimated amounts.

Net financing costs (net interest expense and foreign exchange losses) decreased $1.3 million in the current quarter, primarily due to lower net foreign exchange losses, partly offset by higher net interest expense.

The Company's first-quarter effective tax rate was 36.0 percent in the current quarter and 36.1 percent in the first quarter of 2000, excluding the tax effects of restructuring charges and asset impairment losses.


OPERATING SEGMENT RESULTS

Total segment operating income increased 4 percent to $196.5 million, from $189.3 million in the first quarter of 2000, primarily driven by higher U.S. and Canadian Beverages sales. The operating income margin was 16.0 percent in the current quarter compared to 16.2 percent in the first quarter of last year.

FOODS
U.S. AND CANADIAN FOODS - Volume and net sales increased 1 percent, while operating income declined 8 percent. Solid sales growth for hot cereals, snacks, and mixes and syrups was largely offset by declines in ready-to-eat cereals. Hot cereals sales momentum continued throughout the cold weather season, driven by consumer acceptance of new flavors and aided by a colder, snowier winter. Snacks sales growth was driven by new flavors of Quaker Chewy granola and Quaker Fruit & Oatmeal bars, expanded distribution of Gatorade energy bars, and volume gains on Quaker Crispy Mini's rice snacks. Ready-to-eat cereals sales declined, largely reflecting lower promotional activity than in the first quarter of 2000.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In total, U.S. and Canadian Foods operating income decreased $11.2 million to $129.0 million. Supply chain costs were higher than in the first quarter of 2000, reflecting temporary transition costs associated with the reconfiguration of the Company's North American operations pursuant to the supply chain reconfiguration project announced in September 1999. The Company is transitioning from a five-plant cereals manufacturing configuration to a three-plant system. As the transition is completed in the second half of 2001, costs are expected to decrease. Increased marketing spending to support new products also impacted operating income. Operating margin declined to 20.2 percent from 22.2 percent.

LATIN AMERICAN FOODS - Volume and net sales were relatively even with last year. Price increases offset the negative effects of foreign currency fluctuations. Excluding the impact of foreign currency fluctuations, Latin American sales increased 7 percent. Operating income decreased $3.5 million to $4.1 million, primarily due to higher A&M spending in the canned fish business in Brazil.

OTHER FOODS - Volume and net sales increased 10 percent, driven by volume growth in cereals and new rice snacks, despite the negative effects of foreign currency fluctuations in Europe. Excluding the impact of foreign currency fluctuations, European foods sales increased 19 percent. In Asia, volume, net sales and operating income increased moderately. In total, operating income for Other Foods increased $2.7 million to $8.9 million.

BEVERAGES
U.S. AND CANADIAN BEVERAGES - Volume and net sales increased 5 percent and 11 percent, respectively. Sales of three new Gatorade flavors and expanded distribution of multiple packs contributed to strong growth in the quarter. The difference between volume and sales growth was in part driven by price increases taken mid-year 2000.

In total, U.S. and Canadian Beverages operating income of $46.9 million increased 35 percent, compared to $34.8 million in the first quarter of 2000. Increased first-quarter operating income was driven by sales volume and an expanded gross margin, while maintaining investment spending on new products. Operating margin increased to 13.3 percent from 10.9 percent. Margin improvements are not likely to be maintained at current levels due to anticipated increases in packaging, marketing and distribution costs.

LATIN AMERICAN BEVERAGES - Volume and net sales increased 12 percent and 14 percent, respectively, driven by strong growth of Gatorade thirst quencher throughout most of Latin America. Price increases offset the negative impact of foreign currency fluctuations. Excluding the impact of foreign currency fluctuations, Latin American sales increased 19 percent. Operating income increased $6.4 million to $9.5 million, attributable mainly to strong volume growth.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER BEVERAGES - Gatorade volume increased 5 percent; however, continued negative effects of foreign currency fluctuations caused net sales to decline 2 percent. European beverages volume increased moderately. In Asia, volume and net sales growth resulted in lower operating losses compared to the first quarter of 2000. The Company continues to invest to grow the Gatorade business in China. In total, operating losses for Other Beverages decreased $0.7 million to $1.9 million.


RESTRUCTURING CHARGES AND ASSET IMPAIRMENT LOSSES

The consolidated operating results for the first quarter of 2001 include restructuring charges of $4.8 million. Restructuring actions are proceeding as planned and remaining restructuring reserves of $34.7 million as of March 31, 2001, are considered adequate to cover committed restructuring actions. See Note 3 of this Form 10-Q for additional information on restructuring reserve balances.

The following summarizes first-quarter charges taken by the Company relating to restructuring plans:

                                               Three Months Ended        Three Months Ended
Dollars in Millions                                March 31, 2001            March 31, 2000
------------------------------------------------------------------      --------------------
Supply chain reconfiguration project                        $ 4.7                    $ 50.1
Other U.S. organization alignments                            0.1                       6.7
                                             ---------------------      --------------------
   Total Restructuring Charges                              $ 4.8                    $ 56.8
Asset Impairment Losses                                        --                     120.1
                                             ---------------------      --------------------
Total                                                       $ 4.8                    $176.9
                                             =====================      ====================

SUPPLY CHAIN RECONFIGURATION PROJECT
Restructuring charges of $4.7 million were recognized in the current year related to a supply chain reconfiguration project announced in September 1999. The three-year project to upgrade and optimize the Company's manufacturing and distribution capabilities in North America involves the rationalization of U.S. and Canadian Foods operations, an expansion of U.S. beverage manufacturing and a reconfiguration of the Company's food and beverage logistics network.

In total, the Company has recognized charges of $197.2 million related to this project, including $4.7 million in the current year and $192.5 million in prior years. Additional restructuring actions over the remainder of 2001 and 2002 are expected to bring the total restructuring charges to approximately $200 million. Ongoing cost savings resulting from this project are expected to be approximately $40 million in the current year and to reach the full amount of approximately $65 million annually beginning in 2002 and going forward. Eighty percent of the savings are expected to be in cash.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $72.3 million, a decrease of $5.3 million from the first three months of 2000.

Capital expenditures in the first three months of the current and prior year were $38.3 million and $54.5 million, respectively. The Company expects that capital expenditures and cash dividends for the remainder of the year will be financed through cash flow from operating activities.

Net cash used in investing activities in the current quarter included the Company's purchases of marketable securities of $85.1 million and proceeds from sales of marketable securities of $57.6 million. The first three months of 2000 included purchases of marketable securities of $100.1 million and proceeds from sales of marketable securities of $45.1 million.

Financing activities used cash of $47.2 million in the current quarter, primarily to pay dividends and reduce debt. In the first quarter of 2000, financing activities used cash of $150.1 million, primarily to repurchase shares, pay dividends and reduce debt. The net cash used in financing activities for the first quarter of 2000 included the use of $81.0 million to repurchase common shares.

Short-term and long-term debt (total debt) as of March 31, 2001, was $774.0 million, a decrease of $19.7 million from December 31, 2000. Amounts available under revolving credit facilities and ratings for commercial paper and long-term debt were unchanged in the current year.


DERIVATIVE FINANCIAL AND COMMODITY INSTRUMENTS

The Company actively monitors its exposure to commodity price, foreign currency exchange rate and interest rate risks and uses derivative financial and commodity instruments to manage the impact of certain of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price, exchange rate or interest rate fluctuations alone, nor does it use instruments where there are not underlying exposures. The Company's use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility. Complex instruments involving leverage or multipliers are not used. Management believes that its use of derivative instruments to manage risk is in the Company's best interest.

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity or financial instrument assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices, if available. The results of the sensitivity analyses as of March 31, 2001, did not differ materially from the amounts reported as of December 31, 2000. Actual changes in market prices or rates may differ from hypothetical changes presented in sensitivity analyses.

                    THE QUAKER OATS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CURRENT AND PENDING ACCOUNTING CHANGES

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment upon adoption of the standard to recognize its derivative instruments at fair value, to recognize the ineffective portion of cash flow hedges and to recognize the differences (attributable to hedged risks) between the carrying values and fair values of related hedged assets and liabilities for fair value hedges. The effect of this transition adjustment was not material to both reported earnings and accumulated other comprehensive income.

The Company also adopted Emerging Issues Task Force (EITF) No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," for the quarter ending March 31, 2001. The impact of adopting EITF No. 00-22 was not material to first-quarter results and is not anticipated to be material in later quarters.

In 2001 and the prior year, the EITF, a subcommittee of the Financial Accounting Standards Board (FASB), discussed a number of topics related to certain expenses that the Company reports in merchandising expense, a component of SG&A expenses. In April 2001, the EITF issued EITF No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." This guidance requires certain promotional expenses paid to retailers by vendors to be classified in the income statement as a reduction of sales or as cost of goods sold. In May and November 2000, the EITF issued and amended, respectively, EITF No. 00-14, "Accounting for Certain Sales Incentives." This guidance requires certain coupons, rebate offers and free products offered concurrently with a single exchange transaction with a customer to be recognized when incurred and reported as a reduction of sales. The EITF recently changed the required adoption of EITF No. 00-14 to the first quarter ending March 31, 2002, in order to coincide with the adoption of EITF No. 00-25. The Company expects the adoption of EITF No. 00-14 and EITF No. 00-25 to result in a reclassification of expenses and a restatement to reduce previously reported net sales and SG&A expenses. As the Company has not tracked the components of merchandising expenses discussed above separate from certain other merchandising expenses, the amount of this change has not been finalized. The Company expects that this reclassification may result in up to an $800 million reduction in net sales, or approximately 15 percent of net sales, and a corresponding $800 million decrease in SG&A expenses in each of the three years ended December 31, 2001, 2000 and 1999. Earnings will not be affected and the Company does not expect the adoption of these accounting changes to have a material effect on reported growth rates.

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

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

             Note 4 in Part I is incorporated herein by reference.

Item 6.      Exhibits and Reports on Form 8-K

(a)          See Exhibit Index.

(b)          Reports on Form 8-K

             A Form 8-K was filed by the Company on April 20, 2001, concerning the Company's First Quarter Earnings Release and related prepared conference call comments of April 19, 2001.

             A Form 8-K was filed by the Company on March 27, 2001, concerning the European Commission's approval of the proposed merger with PepsiCo, Inc.


             All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 2001, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to
             Part II.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        The Quaker Oats Company
                                 ---------------------------------------
                                              (Registrant)




Date:    April 27, 2001       /s/   Terence D. Martin
         --------------       ----------------------------------
                                    Terence D. Martin
                                    Senior Vice President
                                    and Chief Financial Officer

Date:    April 27, 2001       /s/   William G. Barker
         --------------       ----------------------------------
                                    William G. Barker
                                    Vice President and
                                    Corporate Controller

                             EXHIBIT INDEX

                                                               Electronic (E) or
Exhibit                                                        Incorporated by
Number                     Description                         Reference (IBRF)
------                     -----------                         ----------------


2(a)(1)       First Amendment to Agreement and Plan            IBRF
              of Merger effective March 15, 2001,
              (incorporated by reference to the Company's
              Form DEF-14A filed on March 21, 2001,
              file number 1-12)